Form 10-K/A
period 2020-12-31
Landcadia Holdings III, Inc.
filed 2021-05-03
CIK 1822492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

 EXPLANATORY NOTE

Landcadia Holding III, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021 (the “Original 10-K”). The restatement includes the Company’s financial statements and accompanying notes for the period ending December 31, 2020 and reflects a change in accounting for our warrants, which were initially recorded as a component of equity. The Company recently evaluated the terms of its warrants and determined such warrants should be classified as a derivative liability measured at fair value, with the changes in fair value each period reported in earnings in accordance with GAAP. The following items have been amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 6. Selected Financial Data, (iii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iv) Part II, Item 8. Financial Statements and Supplementary Data; (v) Part II, Item 9A. Controls and Procedures; and (vi) Part IV, Item 15. Exhibits, Financial Statement Schedules.

On April 12, the SEC issued a statement regarding accounting and reporting considerations for warrants issued by special purpose acquisition companies titled, “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). As a result of that SEC Staff Statement, the Company’s management reviewed its warrants in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity. ASC 815-40 states entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of our warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further, if our Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, both types of warrants have been classified as a derivative liability as discussed above.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, the Company has determined that its disclosure controls and procedures were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original 10-K, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC. Forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original 10-K.

LANDCADIA HOLDINGS III, INC.

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2020

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 16,666,667 public warrants and 8,000,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the year ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

	2020	2019	2018
Statement of Operations:
General and administrative expenses	$1,279,019	$-	$-
Net loss	$(28,890,395)	$-	$-
Basic and diluted loss available to common shares (1)	$(2.99)	$0.00	$0.00

Statement of Cash Flows:
Net cash used in operating activities	$(1,257,407)	$-	$-
Net cash used in investing activities	$(500,000,000)	$-	$-
Net cash provided by financing activities	$502,274,813	$-	$-

Balance Sheet:
Cash	$1,017,406	$-	$-
Working capital (deficit) (2)	$1,067,194	$-	$-
Total assets	$501,201,868	$-	$-
Total liabilities	$73,347,450	$-	$-
Equity (deficit)	$5,000,010	$-	$-

(1) Basic and diluted loss available to common shares excludes income attributable to common stock subject to possible redemption of $6,913 for the year ended December 31, 2020.

(2) Assumes income tax and franchise tax liabilities are paid by trust account.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements to Reflect Derivative Accounting”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

For the years ended December 31, 2020, 2019, and period from March 13, 2018 (inception) to December 31, 2018, we had a net loss of $28,890,395, $0 and $0, respectively. The loss for the year ended December 31, 2020 relates to $1,219,019 of general and administrative costs related the formation and the Company and on-going expenses as we search for a Business Combination, $60,000 of management fees for administrative services, and the loss from the change in fair value of warrant derivative liability of $27,690,000, offset by $78,624 in earnings on the Trust Account assets.

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

Warrant Derivative Liability

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Sponsor Warrants are held by someone other initial purchases of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the Prospectus. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At December 31, 2020, there were 50,000,000 Public Shares, of which 42,278,793 were recorded as redeemable shares, classified outside of permanent equity, and 7,721,207 were classified as Class A common stock.

Loss per Common Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All Founder Shares are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the year ended December 31, 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Founder Shares or to settle warrants, as calculated using the treasury stock method. For the years ending December 31, 2020, 2019, and 2018, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. For the year ended December 31, 2020, the Company reported a loss available to common shareholders of $2.99.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Landcadia Holdings III, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landcadia Holdings III, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020 and for the period from March 12, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 and for the period from March 13, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019 and for each of the two years in the period ended December 31, 2020 and for the period from March 13, 2018 (inception) through December 31, 2018 have been restated.

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

Melville, NY

March 12, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is May 3, 2021.

Landcadia Holdings III, Inc.

Balance Sheets

	December 31, 2020	December 31, 2019
	Restated
ASSETS

Current assets:
Cash	$1,017,406	$-
Prepaid expenses	105,838	-
Total current assets	1,123,244	-

Cash and marketable securities held in trust	500,078,624
Deferred tax asset	-	-
Total assets	$501,201,868	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$127,450	$-
Total current liabilities	127,450	-

Deferred underwriting commissions	17,500,000
Warrant derivative liability	55,720,000	-
Total liabilities	$73,347,450	$-
Commitments and contingencies	-	-

Class A common stock subject to possible redemption, 42,278,793 shares at redemption value of $10.00	422,854,408

Stockholders' Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	$-	$-
Common stock
Class A common stock, $0.0001 par value, 380,000,000 shares authorized, 7,721,207 shares issued and outstanding (excluding 42,278,793 shares subject to possible redemption)	772	-
Class B common stock, $0.0001 par value 20,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	694
Additional paid-in capital	33,888,383	306
Accumulated deficit	(28,890,395)	-
Subscription notes receivable, affiliates	-	(1,000)
Total stockholders' equity	5,000,010	-
Total liabilities and stockholders' equity	$501,201,868	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings III, Inc.

Statements of Operations

	Years ended December 31,		For the period from March 13, 2018 (inception) through
	2020	2019	December 31, 2018
	Restated
Expenses:
General and administrative expenses	1,279,019	-	-
Loss from operations	(1,279,019)	-	-
Other income (expense):
Interest income	78,624	-	-
Change in fair value of warrant derivative liability	(27,690,000)	-	-
Total other income (expense)	(27,611,376)	-	-

Loss before taxes	(28,890,395)	-	-
Tax benefit (provision)	-	-	-

Net Loss	$(28,890,395)	$-	$-

Basic and diluted loss per share:
Net loss per share available to common shares	$(2.99)	$-	$-
Basic and diluted weighted average number of shares outstanding	9,654,569	6,037,500	6,037,500

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings III, Inc.

Statements of Changes in Stockholders’ Equity

	Class A common stock		Class B common stock		Additional	Accumulated	Subscription note
	Shares	Amount	Shares	Amount	paid-in capital	deficit	receivable, affiliates	Total
Balance, March 13, 2018 (inception)	-	-	-	-	-	-	-	-
Class B shares issued	-	-	6,943,125	694	306	-	(1,000)	-
Balance, December 31, 2018	-	-	6,943,125	694	306	-	(1,000)	-
Net income	-	-	-	-	-	-	-	-
Balance, December 31, 2019	-	-	6,943,125	694	306	-	(1,000)	-
Class B shares issued	-	-	7,431,875	744	326	-	(1,070)	-
Excess cash received over fair value of sponsor warrants	-	-	-	-	2,800,000	-	-	2,800,000
Class A shares issued, less fair value of public warrants	50,000,000	5,000	-	-	481,165,000	-	-	481,170,000
Underwriters commissions and offering costs for public shares	-	-	-	-	(27,227,257)	-	-	(27,227,257)
Class A shares subject to redemption	(42,278,793)	(4,228)	-	-	(422,850,180)	-	-	(422,854,408)
Shares forfeited	-	-	(1,875,000)	(188)	188	-	-	-
Payment of affiliate note receivable	-	-	-	-	-	-	2,070	2,070
Net loss	-	-	-	-	-	(28,890,395)	-	(28,890,395)
Balance, December 31, 2020, Restated	7,721,207	$772	12,500,000	$1,250	$33,888,383	$(28,890,395)	$-	$5,000,010

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings III, Inc.

Statements of Cash Flows

	Year ended December 31,
	2020	2019
	Restated
Cash flows from operating activities:
Net loss	$(28,890,395)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Trust account interest income	(78,624)	-
Change in fair value of warrant derivative liability	27,690,000	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(105,838)	-
Increase (decrease) in accounts payable and accrued liabilities	127,450	-
Net cash used in operating activities	(1,257,407)	-

Cash flows from investing activities:
Cash deposited in trust account	(500,000,000)	-
Net cash used in investing activities	(500,000,000)	-

Cash flows from financing activities:
Proceeds from public offering	500,000,000	-
Proceeds from sale of private placement warrants	12,000,000	-
Payment for underwriting discounts	(8,953,885)	-
Payment of offering costs	(606,622)	-
Payment of notes payable, affiliates	(166,750)	-
Proceeds from stock subscriptions receivable, affiliates	2,070	-
Net cash provided by financing activities	502,274,813	-

Net increase (decrease) in cash and cash equivalents	1,017,406	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$1,017,406	$-

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$(26,989,759)	$-
Initial classification of common shares subject to possible conversion	$449,844,167	$-
Deferred underwriting commissions	$17,500,000	$-
Initial warrant derivative liability	$28,030,000	$-
Offering costs included in Notes payable, affiliates	$166,750	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings III, Inc.

Notes to Financial Statements

1.	Nature of Business

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

Landcadia Holdings III, Inc.

Notes to Financial Statements

2.	Restatement of Previously Issued Financial Statements to Reflect Derivative Accounting

The consolidated financial statements for the year ended December 31, 2020 included in the Original 10-K, filed March 12, 2021, have been restated to reflect the fair value of our warrant derivative liability, which was initially recorded as a component of equity. The Company recently evaluated the terms of its warrants and determined such warrants should be classified as a liability measured at fair value, with the changes in fair value each period reported in earnings in accordance with GAAP. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations. Further if our Sponsor Warrants are held by someone other initial purchases of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. The Company determined, at the time of the Public Offering, the initial value of its Public Warrants and Sponsor Warrants were $18,830,000 and $9,200,000, respectively. As of December 31, 2020, the value of our Public Warrants and Sponsor Warrants were $37,000,000 and $18,720,000, respectively. We have restated our December 31, 2020 financial statements to reflect the initial warrant derivative liability of $28,030,000 with an offsetting amount recorded in additional paid in capital. Subsequently we adjusted the liability to fair value at December 31, 2020 and recorded a change in fair value of warrant derivative liability of $27,690,000 in other income and expense on our statement of operations. As of December 31, 2020 our warrant derivative liability was $55,720,000.

Because a portion of the Public Offering is now accounted for as a liability at fair value instead of equity, we reclassed a portion of transaction costs associated with the Public Offering. We allocated offering costs and underwriting discounts between the public equity and warrants based on the relative fair value method. On October 14, 2020, we issued $500,000,000 of Public Units. We have determined fair value of the Public Warrants on October 14, 2020 was $18,830,000, and therefore, assigned a value to the Public Warrants of $18,830,000 and to the Common Stock of $481,170,000. Because the fair value of the Public Warrants is 3.7% of total Public Units, we reclassed $1,046,115, or 3.7%, of underwriting discounts and offering costs from additional paid in capital to general and administrative expenses in the 4th quarter. As the bulk of these expenses are commissions, we have included the entire amount in underwriting discounts in the Statement of Cash Flows.

The following table summarizes the effect of the restatement on each financial statement line item, as indicated:

	As previously reported	Adjustment	As restated
Balance Sheet as of October 14, 2020
Warrant derivative liability	$-	$28,030,000	$28,030,000
Total liabilities	19,092,923	28,030,000	47,122,923
Class A common stock subject to possible redemption	477,874,167	(28,030,000)	449,844,167
Class A commmon stock	221	281	502
Additional paid-in capital	5,002,872	1,045,834	6,048,706
Accumulated deficit	(2,451)	(1,046,115)	(1,048,566)

Balance Sheet as of December 31, 2020
Warrant derivative liability	$-	$55,720,000	$55,720,000
Total liabilities	17,627,450	55,720,000	73,347,450
Class A common stock subject to possible redemption	478,574,408	(55,720,000)	422,854,408
Class A commmon stock	215	557	772
Additional paid-in capital	5,152,825	28,735,558	33,888,383
Accumulated deficit	(154,280)	(28,736,115)	(28,890,395)

Statement of Operations as of December 31, 2020
General and administrative expenses	$(232,904)	$(1,046,115)	$(1,279,019)
Change in fair value of warrant derivative liability	-	(27,690,000)	(27,690,000)
Total other income (expense)	78,624	(27,690,000)	(27,611,376)
Net loss	(154,280)	(28,736,115)	(28,890,395)
Basic and diluted loss per share	(0.02)	(2.97)	(2.99)

Statement of Cash Flows as of December 31, 2020
Net loss	$(154,280)	$(28,736,115)	$(28,890,395)
Change in fair value of warrant derivative liability	-	(27,690,000)	(27,690,000)
Net cash used in operating activities	(211,292)	(1,046,115)	(1,257,407)
Payment for underwriting discounts	(10,000,000)	1,046,115	(8,953,885)
Net cash provided by financing activites	501,228,698	1,046,115	502,274,813

3.	Summary of Significant Accounting Policies

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

Landcadia Holdings III, Inc.

Notes to Financial Statements

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

Fair Value of Financial Instruments

The Company classifies financial instruments under FASB ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are reported at fair value at each reporting period.

The carrying value of the Company’s cash and cash equivalents, and accrued liabilities, approximates their fair value due to the short-term nature of such instruments.

Our financial instruments that are subject to fair value measurements consist of our warrant derivative liability. Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. See Note 9 for further information.

Offering Costs

Total offering costs were $775,000 and consisted of legal, accounting, other costs incurred in connection with the formation and preparation of the Public Offering. Underwriting commissions for the Public Offering were $27,500,000, of which $17,500,000 have been deferred until the completion of the Business Combination. Because the Public Warrants have been accounted for as a liability at fair value instead of equity, the Company applied the relative fair value method and allocated a portion of offering costs and underwriting commissions to expenses with the remainder charged to additional paid in capital at the closing of the Offering.

Landcadia Holdings III, Inc.

Notes to Financial Statements

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $127,450 as of December 31, 2020, and primarily consist of Delaware franchise tax expenses and costs incurred for the formation and preparation of the Public Offering with corresponding amounts charged to Offering costs.

Warrant Liabilities

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the years ended December 31, 2020, 2019 and the period from March 13, 2018 (inception) to December 31, 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the years ended December 31, 2020, 2019 and the period from March 13, 2018 (inception) to December 31, 2018, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. Further, in accordance with FASB ASC 260, the loss per share calculation reflects the effect of the stock splits as discussed in Note 4 for all periods presented.

See Note 10 for further information.

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

See Note 11 for further information.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Landcadia Holdings III, Inc.

Notes to Financial Statements

4.	Stockholders’ Equity

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

At December 31, 2020 there were 50,000,000 Public Shares, of which 42,278,793 were classified as Redeemable Shares, classified outside of permanent equity, and 7,721,207 classified as Class A common stock.

For further information on the Founder Shares, see Note 6.

Landcadia Holdings III, Inc.

Notes to Financial Statements

5.	Public Offering

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

Landcadia Holdings III, Inc.

Notes to Financial Statements

6.	Related Party Transactions

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

7.	Merger Agreement

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

8.	Derivative Financial Instruments

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

In conjunction with our Public Offering, which closed October 14, 2020, the Company sold 50,000,000 Units at a price of $10.00 per Unit (the “Public Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable warrant (each a “Public Warrant”) and simultaneously, the Sponsors purchased an aggregate of 8,000,000 Sponsor Warrants at a price of $1.50 per warrant ($12,000,000 in the aggregate) in the Private Placement. As of December 31, 2020, 16,666,667 Public Warrants and 8,000,000 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

Landcadia Holdings III, Inc.

Notes to Financial Statements

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

The Company determined, at the time of the Public Offering, the initial value of its Public Warrants and Sponsor Warrants were $18,830,000 and $9,200,000, respectively. As of December 31, 2020, the value of our Public Warrants and Sponsor Warrants were $37,000,000 and $18,720,000, respectively. As of December 31, 2020, we recorded a change in fair value of warrant derivative liability of $27,690,000 in other income and expense on our statement of operations.

For further information on our warrants, see Notes 5 and 6.

9.	Fair Value Measurements

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Management determined that the fair value of each Sponsor Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, at December 31, 2020 the Public Warrants are classified as Level 1 financial instruments and the Sponsor Warrants are classified as Level 2 financial instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and Marketable Securities Held in Trust	$500,078,624	$-	$-	$500,078,624

Warrant derivative liability
Public Warrants	$37,000,000	$-	$-	$37,000,000
Sponsor Warrants	-	18,720,000	-	18,720,000
Total Warrant derivative liability	$37,000,000	$18,720,000	$-	$55,720,000

Landcadia Holdings III, Inc.

Notes to Financial Statements

The Company determined on the date of the Public Offering, October 14, 2020, the initial value of its Public Warrants and Sponsor Warrants to be $18,830,000 and $9,200,000, respectively. The Public Warrants were valued using the Monte Carlo method and the Sponsor Warrants were valued using the Black-Scholes-Merton model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. Key assumptions included (1) 0.38% risk-free interest rate, (2) unit price of $9.96 (3) common stock price of $9.58 (4) expected term of 0.75 year (5) volatility of 19.0% and (6) zero expected dividends. Based on these assumptions, the initial fair value was $1.13 per Public Warrant and $1.15 per Sponsor Warrant. On November 27, 2020 the Public Warrants began trading on the on NASDAQ under the symbol “LCYAW”. Because quoted prices in an active market could be established (Level 1 Fair Value), the Company transferred all of the Public and Sponsor Warrants out of Level 3 and into Levels 1 and 2 respectively.

10.	Loss Per Common Share

A reconciliation of the numerators and denominators for the basic and diluted per common share amounts is as follows:

	Twelve months ended December 31,		For the period from March 13, 2018 (inception) through
	2020	2019	December 31, 2018
Numerator:
Net loss - basic and diluted	$(28,890,395)	$-	$-
Less: Income attributable to common stock subject to possible redemption	(6,913)	-	-
Net loss available to common shares	$(28,897,308)	$-	$-

Demoninator:
Weighted average number of shares - basic	9,654,569	6,037,500	6,037,500
Warrants	-	-	-
Weighted average number of shares - diluted	9,654,569	6,037,500	6,037,500

Basic and diluted loss available to common shares	$(2.99)	$-	$-

All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis.

Landcadia Holdings III, Inc.

Notes to Financial Statements

11.	Income Taxes

A reconciliation of the income tax expense (benefit) is as follows:

	Year ended December 31,		For the period from March 13, 2018 (inception) through
	2020	2019	December 31, 2018
Current income taxes	$-	$-	$-
Deferred income taxes	-	-	-
Income tax expense (benefit)	$-	$-	$-

The Company’s deferred tax assets are as follows:

	Year ended December 31,
	2020	2019
Deferred tax asset:
Net operating loss carryforward	$32,400	$-
Total deferred tax asset	$32,400	$-
Valuation allowance	(32,400)	-
Deferred tax asset, net of current allowance	$-	$-

A reconciliation of the federal income tax statutory rate to the Company’s effective tax rate is as follows:

	Year ended December 31,		For the period from March 13, 2018 (inception) through
	2020	2019	December 31, 2018
Income tax benefit at statutory rate (21.0%)	$(6,066,983)	$-	$-
Change in fair value of warrant liability	5,814,900	-	-
Offering costs	219,683	-	-
Change in valuation allowance on deferred tax asset	32,400	-	-
Total	-	-	-
Effective tax rate	0.0%	21.0%	21.0%

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

Landcadia Holdings III, Inc.

Notes to Financial Statements

12.	Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2020, 2019 and 2018 is as follows:

2020	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$-	$-	$-	$1,279,019
Net income (loss)	$-	$-	$-	$(28,890,395)
Basic and diluted earnings (loss) available to common shares	$-	$-	$-	$(1.63)

2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$-	$-	$-	$-
Net income (loss)	$-	$-	$-	$-
Basic and diluted earnings (loss) available to common shares	$-	$-	$-	$-

Period from March 13, 2018 (inception) through December 31, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$-	$-	$-	$-
Net income (loss)	$-	$-	$-	$-
Basic and diluted earnings (loss) available to common shares	$-	$-	$-	$-

Schedule II Valuation of Qualifying Accounts

Description	Balance at Beginning of Period	Charges (credits) to expense	Charges (credits) to other accounts	Write-offs	Balance at End of Period
Deferred tax valuation allowance:
December 31, 2020	$-	$32,400	$-	$-	$32,400
December 31, 2019	$-	$-	$-	$-	$-
December 31, 2018	$-	$-	$-	$-	$-

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement as described in the Explanatory Note to this Amendment.

Management’s report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On April 30, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending December 31, 2020 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Our remediation plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

Exhibit
Number	Description
2.1	Merger Agreement, dated as of January 24, 2021, by and among Landcadia Holdings III, Inc., Helios Sun Merger Sub, Inc., HMAN Group Holdings Inc. and CCMP Sellers’ Representative, LLC, solely in its capacity as representative of the stockholders of HMAN Group Holdings Inc. (attached as Annex A to the proxy statement/prospectus which forms a part of the registration statement on Form S-4 filed by the Landcadia Holdings III, Inc. with the SEC on February 3, 2021).

2.2	First Amendment to Merger Agreement, dated as of March 12, 2021, by and among Landcadia Holdings III, Inc., Helios Sun Merger Sub, Inc., HMAN Group Holdings Inc. and CCMP Sellers’ Representative, LLC, solely in its capacity as representative of the stockholders of HMAN Group Holdings Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Landcadia with the SEC on March 16, 2021).

3.1(1)	Second Amended and Restated Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Specimen Unit Certificate

4.2(2)	Specimen Class A Common Stock Certificate

4.3(2)	Specimen Warrant Certificate

4.4(1)	Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant

4.5	Amended and Restated Warrant Agreement, dated November 13, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2020).

4.6++	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1(1)	Promissory Note, dated August 24, 2020, issued to Fertitta Entertainment, Inc.

10.2(1)	Promissory Note, dated August 24, 2020, issued to Jefferies Financial Group Inc.

10.3(1)	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant

10.4(1)	Registration Rights Agreement between the Registrant and certain security holders

10.5(1)	Private Placement Warrants Purchase Agreement between the Registrant Fertitta Entertainment, Inc. and Jefferies Financial Group Inc.

10.6(2)	Form of Indemnity Agreement.

10.7(1)	Administrative Support Agreement by and between the Registrant and Fertitta Entertainment, Inc.

10.8	Form of Subscription Agreement, dated January 24, 2021, by and between Landcadia Holdings III, Inc. and the subscribers party thereto (attached as Annex E to the proxy statement/prospectus which forms a part of the registration statement on Form S-4 filed by the Landcadia Holdings III, Inc. with the SEC on February 3, 2021).

10.9	Voting and Support Agreement, dated as of January 24, 2021, by and among Landcadia Holdings III, Inc., and certain Supporting Stockholders of HMAN Group Holdings Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Landcadia Holdings III, Inc. with the SEC on January 25, 2021).

10.10	Amended and Restated Letter Agreement, dated as of January 24, 2021, by and among Landcadia Holdings III, Inc., its officers, its directors, TJF, LLC and Jefferies Financial Group Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Landcadia Holdings III, Inc. with the SEC on January 25, 2021).

14.1(2)	Code of Ethics

24++	Power of Attorney (included in signature page to the Original 10-K)

99.1(2)	Audit Committee Charter

99.2(2)	Compensation Committee Charter

31.1*	Certificate of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

++ Previously filed.

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

Dated: May 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tilman J. Fertitta	Chief Executive Officer and Co-Chairman	May 3, 2021
Tilman J. Fertitta	(Principal Executive Officer)

/s/ Richard H. Liem	Chief Financial Officer and Vice President	May 3, 2021
Richard H. Liem	(Principal Financial and Accounting Officer)

/s/ Richard Handler	President and Co-Chairman	May 3, 2021
Richard Handler

/s/ Scott Kelly	Director	May 3, 2021
Scott Kelly

/s/ Dona Cornell	Director	May 3, 2021
Dona Cornell

88