Form 10-Q
period 2021-03-31
Landcadia Holdings III, Inc.
filed 2021-05-11
CIK 1822492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

As of May 10, 2021, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 50,000,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS III, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings III, inc.

Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)	Restated
ASSETS

Current assets:
Cash	$510,864	$1,017,406
Prepaid expenses	119,715	105,838
Total current assets	630,579	1,123,244

Cash and marketable securities held in trust	500,026,153	500,078,624
Deferred tax asset	-	-
Total assets	$500,656,732	$501,201,868

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$72,315	$127,450
Total current liabilities	72,315	127,450

Deferred underwriting commissions	17,500,000	17,500,000
Warrant derivative liability	44,510,000	55,720,000
Total liabilities	$62,082,315	$73,347,450
Commitments and contingencies	-	-

Class A common stock subject to possible redemption, 43,355,173 and 42,278,793 shares, respectively, at redemption value of $10.00	433,574,407	422,854,408

Stockholders' Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	$-	$-
Common stock
Class A common stock, $0.0001 par value, 380,000,000 shares authorized, 6,644,827 and 7,721,207 shares issued and outstanding, respectively (excluding 43,355,173 and 42,278,793 shares, respectively, subject to possible redemption)	664	772
Class B common stock, $0.0001 par value 20,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	1,250
Additional paid-in capital	23,168,492	33,888,383
Accumulated deficit	(18,170,396)	(28,890,395)
Total stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$500,656,732	$501,201,868

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings III, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2021	2020
Expenses:
General and administrative expenses	(508,918)	-
Loss from operations	(508,918)	-
Other income (expense):
Interest income	18,917	-
Change in fair value of warrant derivative liability	11,210,000	-
Total other income (expense)	11,228,917	-

Income before taxes	10,719,999	-
Tax benefit (provision)	-	-

Net Income	$10,719,999	$-

Basic and diluted income per share:
Net income per share available to common shares	$0.54	$-
Basic and diluted weighted average number of shares outstanding	19,850,454	6,037,500

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings III, Inc.

Statements of CHANGES IN STOCKHOLDERS’ EQUITY

	Class A common stock		Class B common stock		Additional	Accumulated	Subscription note
	Shares	Amount	Shares	Amount	paid-in capital	deficit	receivable, affiliates	Total
Balance, December 31, 2020, Restated	7,721,207	$772	12,500,000	$1,250	$33,888,383	$(28,890,395)	$-	$5,000,010
Class A shares subject to redemption	(1,076,380)	(108)	-	-	(10,719,891)	-	-	(10,719,999)
Net income	-	-	-	-	-	10,719,999	-	10,719,999
Balance, March 31, 2021, (unaudited)	6,644,827	664	12,500,000	1,250	23,168,492	(18,170,396)	-	5,000,010

Balance, December 31, 2019	-	-	6,943,125	694	306	-	(1,000)	-
Net income	-	-	-	-	-	-	-	-
Balance, March 31, 2020, (unaudited)	-	-	6,943,125	694	306	-	(1,000)	-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings III, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$10,719,999	$-
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(18,917)	-
Change in fair value of warrant derivative liability	(11,210,000)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(13,877)	-
Increase (decrease) in accounts payable and accrued liabilities	(55,135)	-
Net cash used in operating activities	(577,930)	-

Cash flows from investing activities:
Cash withdrawn from trust account for tax payments	71,388	-
Net cash provided by investing activities	71,388	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(506,542)	-
Cash and cash equivalents at beginning of period	1,017,406	-
Cash and cash equivalents at end of period	$510,864	$-

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$10,719,999	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings III, Inc.

Notes to Financial Statements

1.	Nature of Business and Subsequent Event

Business

Landcadia Holdings III, Inc., (the “Company,” “we,” “us” or “our”), was formed as Automalyst LLC, a Delaware limited liability company on March 13, 2018 and converted into a Delaware corporation on August 24, 2020. We consummated an initial public offering (“Public Offering”) on October 14, 2020.

The Company has not had any significant operations to date. The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On January 24, 2021, we entered into an Agreement and Plan of Merger with HMAN Group Holdings Inc., a Delaware corporation (“Hillman”).

There is no assurance that the Company’s plans to consummate a Business Combination will be successful.

All activity through March 31, 2021 relates to the Company’s formation and Public Offering, which is described below, identifying a target company for a Business Combination and the proposed transaction with Hillman.

Sponsors

The Company’s sponsors are TJF, LLC (“TJF”) and Jefferies Financial Group Inc. (“JFG” and together with TJF, the “Sponsors”). TJF is wholly owned by Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer.

Financing

The Company intends to finance its Business Combination in part with proceeds from its $500,000,000 Public Offering and $12,000,000 private placement (the “Private Placement”) of private placement warrants (the “Sponsor Warrants”), see Notes 5 and 6. The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on October 8, 2020. The Company consummated the Public Offering of 50,000,000 units (the “Units”), at $10.00 per Unit on October 14, 2020, generating gross proceeds of $500,000,000. Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of an aggregate of 8,000,000 Sponsor Warrants at a price of $1.50 per Sponsor Warrant, generating proceeds of $12,000,000. Upon the closing of the Public Offering and Private Placement, $500,000,000 from the net proceeds of the sale of the Units in the Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The underwriters did not exercise their option to purchase additional units.

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

The Sponsors and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to the shares of Class B common stock, par value $0.0001 per share, of the Company (“Founder Shares”) and Public Shares held by them in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by October 14, 2022, or to provide for redemption in connection with a Business Combination and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination by October 14, 2022, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of the Business Combination.

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

The Public Shares have been recorded at their redemption amount and classified as temporary equity (“Redeemable Shares”), in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.00 per Public Share ($500,000,000 held in the Trust Account divided by 50,000,000 Public Shares). See Note 3.

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

2.	Restatement of Previously Issued Financial Statements

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K/A filed with the SEC on May 3, 2021.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the valuation of equity instruments recorded as warrant derivative liabilities.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

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

Fair Value of Financial Instruments

The Company classifies financial instruments under FASB ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are reported at fair value at each reporting period. Our financial instruments that are subject to fair value measurements consist of cash and marketable securities held in trust and warrant derivative liability. The carrying value of the Company’s cash and cash equivalents, and accrued liabilities, approximates their fair value due to the short-term nature of such instruments. See Note 9 for further information.

Offering Costs

Total offering costs were $775,000 and consisted of legal, accounting, and other costs incurred in connection with the formation and preparation of the Public Offering. Underwriting commissions for the Public Offering were $27,500,000, of which $17,500,000 have been deferred until the completion of the Business Combination. Because the Public Warrants have been accounted for as a liability at fair value instead of equity, the Company applied the relative fair value method and allocated apportion of offering costs and underwriting commissions to expenses with the remainder charged to additional paid in capital at the closing of the Public Offering.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $72,315 as of March 31, 2021, and primarily consist of Delaware franchise tax expenses and costs related to the Business Combination.

Warrant Liabilities

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per common share for the three months ended March 31, 2021 and 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 4. Diluted income (loss) per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three months ended March 31, 2021 and 2020, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. Further, in accordance with FASB ASC 260, the income (loss) per share calculation reflects the effect of the stock splits as discussed in Note 4 for all periods presented.

A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended March 31,
	2021	2020
Numerator:
Net income - basic and diluted	$10,719,999	$-
Less: Income attributable to common stock subject to possible redemption	-	-
Net income available to common shares	$10,719,999	$-

Demoninator:
Weighted average number of shares - basic	19,850,454	6,037,500
Warrants	-	-
Weighted average number of shares - diluted	19,850,454	6,037,500

Basic and diluted income available to common shares	$0.54	$-

Income Taxes

The Company was taxed as a limited liability company prior to August 24, 2020, therefore all tax implications were the responsibility of its member. As of August 24, 2020, the Company elected to be taxed as a C Corporation. The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2021 and 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The effective tax rate was 21.0% for all periods presented. The Company recorded a deferred tax benefit of $102,900 on the Net Operating Loss in the three months ended March 31, 2021. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended March 31, 2021, the change in the valuation allowance was $102,900 which resulted in no income tax expense (benefit) for this period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

4.	Stockholders’ Equity

On March 13, 2018, JFG, through a subsidiary, purchased a 100% of the membership interest in the Company for $1,000. On August 24, 2020, TJF purchased a 51.7% membership interest in the Company for $1,070. Simultaneously, the Company converted from a limited liability company to a corporation and its previously outstanding membership interests converted into shares of Class B common stock. The total number of authorized shares of all classes of capital stock is 401,000,000, of which 380,000,000 shares are Class A shares at par value $0.0001 per share; 20,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. The Sponsors held an aggregate of 11,500,000 Class B shares based on the proportional interest in the Company. Further, on September 16, 2020, we conducted a 1:1.25 stock split of the Founder Shares so that a total of 14,375,000 Founder Shares were issued and outstanding. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotments option. As of March 31, 2021, JFG and TJF owned an aggregate of 12,500,000 Founders Shares based on their proportional interest in the Company. The financial statements reflect the changes in stock retroactively for all periods presented.

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

At March 31, 2021, there were 50,000,000 Public Shares, of which 43,355,173 were classified as Redeemable Shares, classified outside of permanent equity, and 6,644,827 classified as Class A common stock. At December 31, 2020 there were 50,000,000 Public Shares, of which 42,278,793 were classified as Redeemable Shares, classified outside of permanent equity, and 7,721,207 classified as Class A common stock.

For further information on the Founder Shares, see Note 5.

5.	Public Offering

Public Units

In the Public Offering, which closed October 14, 2020, the Company sold 50,000,000 Units at a price of $10.00 per Unit (the “Public Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable warrant (each a “Public Warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act no later than 15 business days following the completion of the Business Combination covering the shares of Class A common stock issuable upon exercise of the Public Warrants, to use its best efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Public Warrants expire or are redeemed. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

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

Underwriting Commissions

The Company paid an underwriting discount of $10,000,000 ($0.20 per Unit sold) to the underwriters at the closing of the Public Offering on October 14, 2020, with an additional fee (“Deferred Discount”) of $17,500,000 ($0.35 per Unit sold) payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. See Note 6 for further information on underwriting commissions.

6.	Commitments and Related Party Transactions

Founder Shares

The Founder Shares are identical to the Public Shares except that the Founder Shares are subject to certain transfer restrictions and the holders of the Founder Shares will have the right to elect all of the Company’s directors prior to the Business Combination. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights. The Sponsors collectively own 20.0% of the Company’s issued and outstanding shares.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares until one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, (i) the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

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

Sponsor Warrants

In conjunction with the Public Offering that closed on October 14, 2020, the Sponsors purchased an aggregate of 8,000,000 Sponsor Warrants at a price of $1.50 per warrant ($12,000,000 in the aggregate) in the Private Placement. A portion of the purchase price of the Sponsor Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $500,000,000 was placed in the Trust Account.

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

Registration Rights

The holders of the Founder Shares, Sponsor Warrants, shares of Class A common stock issuable upon conversion of the Founder Shares, Sponsor Warrants or working capital loans will be entitled to registration rights. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years; respectively after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Commissions

Jefferies LLC is the underwriter of the Public Offering, and its indirect parent, JFG, beneficially owns 48.3% of the Founder Shares. Jefferies LLC received all of the underwriting discount that was due at the closing of the Public Offering, and will receive the additional Deferred Discount payable from the Trust Account upon completion of the Business Combination. See Note 5 for further information regarding underwriting commissions.

Administrative Services Agreement

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation. The Company has recorded administrative services fees of $60,000 in the three months ended March 31, 2021.

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

In addition, the Sponsors will not be prohibited from loaning the Company funds in order to finance transaction costs in connection with the Business Combination. Up to $1,500,000 of these loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. See Note 5 for the terms of the warrants.

7.	Merger Agreement

On January 24, 2021, the Company’s board of directors unanimously approved an agreement and plan of merger, dated January 24, 2021, by and among Landcadia, Helios Sun Merger Sub, Inc., the Company’s wholly owned subsidiary (“Merger Sub”), HMAN Group Holdings Inc., a Delaware corporation (“Hillman Holdco”) and CCMP Sellers’ Representative, LLC, a Delaware limited liability company in its capacity as the Stockholder Representative thereunder (in such capacity, the “Stockholder Representative”) (as amended on March 12, 2021 and as may be further amended and/or restated from time to time, the “Merger Agreement”). If the Merger Agreement is adopted by the Company’s stockholders and the transactions under the Merger Agreement are consummated, Merger Sub will merge with and into Hillman Holdco with Hillman Holdco surviving the merger as the Company’s wholly owned subsidiary (the “Proposed Transaction”). Hillman Holdco is a holding company that indirectly holds all of the issued and outstanding capital stock of The Hillman Group, Inc., which, together with its direct and indirect subsidiaries (Hillman Holdco, The Hillman Group, Inc. and its direct and indirect subsidiaries, collectively, “Hillman” and each such entity, a “Hillman Group Entity”), is in the business of providing hardware-related products and related merchandising services to retail markets in North America. In connection with the consummation of the Proposed Transaction, we will be renamed “Hillman Solutions Corp.” Such entity is referred to herein as “New Hillman” as of the time following such change of name.

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

At the effective time, each outstanding option to purchase shares of Hillman Holdco common stock (a “Hillman Holdco Option”), whether vested or unvested, will be assumed by New Hillman and will be converted into an option to acquire common stock of New Hillman (“New Hillman Options”) with substantially the same terms and conditions as applicable to the Hillman Holdco Option immediately prior to the effective time (including expiration date, vesting conditions and exercise provisions), except that (i) each such Hillman Holdco Option shall be exercisable for that number of shares of New Hillman common stock equal to the product (rounded down to the nearest whole number) of (A) the number of shares of Hillman Holdco common stock subject to such Hillman Holdco Assumed Option immediately prior the effective time multiplied by (B) the quotient of (1) the Adjusted Per Share Merger Value divided by (2) $10.00 (such quotient, with respect to each Hillman Holdco Option, the “Closing Stock Per Option Amount”), (ii) the per share exercise price for each share of New Hillman common stock issuable upon exercise of the New Hillman Option shall be equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (A) the exercise price per share of Hillman Holdco subject to such Hillman Holdco Option immediately prior to the effective time by (B) the Closing Stock Per Option Amount; (iii) the Hillman Holdco board of directors (the “Hillman Holdco Board”) (or the compensation committee of the Hillman Holdco Board) may appropriately adjust the performance conditions applicable to certain of the New Hillman Options; and (iv) the Hillman Holdco Board (or the compensation committee of the Hillman Holdco Board) may make such other immaterial administrative or ministerial changes to the New Hillman Options as it may determine in good faith are appropriate to effectuate the administration of the New Hillman Options and to ensure consistency with the administrative and ministerial provisions of the New Hillman Incentive Equity Plan;

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

In addition, pursuant to the amended and restated letter agreement entered into in connection with the execution of the Merger Agreement (the “A&R Letter Agreement”), the Sponsors will, at the Closing of the Proposed Transaction, forfeit a total of 3,828,000 of their Founder Shares (the “Sponsor Forfeited Shares”), with 2,828,000 shares being forfeited by the Sponsors on a basis pro rata with their ownership of the Company and 1,000,000 additional shares being forfeited by TJF.

Immediately prior to the effective time of the Business Combination, with the exception of the Sponsor Forfeited Shares, each of the currently issued and outstanding shares of Landcadia’s Class B common stock will automatically convert, on a one-for-one basis, into shares of Landcadia’s Class A common stock in accordance with the terms of our Charter, and thereafter, in connection with the Closing, Landcadia’s Class A common stock will be reclassified as New Hillman common stock.

8.	Derivative Financial Instruments

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

In conjunction with our Public Offering, which closed October 14, 2020, the Company sold 50,000,000 Public Units at a price of $10.00 per Unit. Each Public Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,000,000 Sponsor Warrants at a price of $1.50 per warrant ($12,000,000 in the aggregate) in the Private Placement. As of March 31, 2021, 16,666,667 Public Warrants and 8,000,000 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

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

As of March 31, 2021, the value of our Public Warrants and Sponsor Warrants were $ 24,830,000 and $19,680,000, respectively. As of December 31, 2020, the value of our Public Warrants and Sponsor Warrants were $37,000,000 and $18,720,000, respectively. For the three months ended March 31, 2021, we recorded a gain related to the change in fair value of warrant derivative liability of $11,210,000 in other income and expense on our statement of operations.

For further information on our warrants, see Notes 5 and 6.

9.	Fair Value Measurements

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Management determined that the fair value of each Sponsor Warrant is similar to that of a Public Warrant, with adjustments for implied volatility for the Company after the Business Combination is completed. Accordingly, at March 31, 2021 the Public Warrants are classified as Level 1 financial instruments and the Sponsor Warrants were transferred from Level 2 financial instruments to Level 3 financial instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and Marketable Securities Held in Trust	$500,026,153	$-	$-	$500,026,153

Warrant derivative liability
Public Warrants	$24,830,000	$-	$-	$24,830,000
Sponsor Warrants	-	-	19,680,000	19,680,000
Total Warrant derivative liability	$24,830,000	$-	$19,680,000	$44,510,000

	Fair Value measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and Marketable Securities Held in Trust	$500,078,624	$-	$-	$500,078,624

Warrant derivative liability
Public Warrants	$37,000,000	$-	$-	$37,000,000
Sponsor Warrants	-	18,720,000	-	18,720,000
Total Warrant derivative liability	$37,000,000	$18,720,000	$-	$55,720,000

The following is a summary of changes in fair value of our warrant derivative liability categorized within the Level 3 hierarchy as of March 31, 2021;

March 31, 2021
December 31, 2020	$-
Transfer into Level 3	18,720,000
Loss on derivative liability	960,000
Ending Balance	$19,680,000

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. For example, statements made relating to future business combinations, use of proceeds of past securities offerings, future loans and conversions of warrants are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s annual report on Form 10-K/A filed with the SEC on May 3, 2021. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses (“Business Combination”). We consummated the Public Offering on October 14, 2020. We intend to use the cash proceeds from our public offering and the private placement of warrants described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

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

Liquidity and Capital Resources

On October 14, 2020 we consummated a $500,000,000 public offering consisting of 50,000,000 units at a price of $10.00 per unit (“Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”) and one-third of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, we consummated the $12,000,000 private placement (“Private Placement”) of an aggregate of 8,000,000 private placement warrants (“Sponsor Warrants”) Sponsor Warrants at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on October 14, 2020, $500,000,000 in proceeds (including $17,500,000 of deferred underwriting commissions) from the public offering and private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The remaining $12,000,000 held outside of trust was used to pay underwriting commissions of $10,000,000, loans to our Sponsors, and deferred offering and formation costs.

As of March 31, 2021, we had an unrestricted balance of $510,864 as well as cash and accrued interest held in the Trust Account of $500,026,153. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender and would be identical to the Sponsor Warrants.

Agreement for Business Combination

On January 24, 2021, our board of directors unanimously approved an agreement and plan of merger, dated January 24, 2021, by and among Landcadia, Helios Sun Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”), HMAN Group Holdings Inc., a Delaware corporation (“Hillman Holdco”) and CCMP Sellers’ Representative, LLC, a Delaware limited liability company in its capacity as the Stockholder Representative thereunder (in such capacity, the “Stockholder Representative”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). If the Merger Agreement is adopted by our stockholders and the transactions under the Merger Agreement are consummated, Merger Sub will merge with and into Hillman Holdco with Hillman Holdco surviving the merger as our wholly owned subsidiary (the “Proposed Transaction”). Hillman Holdco is a holding company that indirectly holds all of the issued and outstanding capital stock of The Hillman Group, Inc., which, together with its direct and indirect subsidiaries (Hillman Holdco, The Hillman Group, Inc. and its direct and indirect subsidiaries, collectively, “Hillman” and each such entity, a “Hillman Group Entity”), is in the business of providing hardware-related products and related merchandising services to retail markets in North America. In connection with the consummation of the Proposed Transaction, we will be renamed “Hillman Solutions Corp.” Such entity is referred to herein as “New Hillman” as of the time following such change of name.

In accordance with the terms and subject to the conditions of the Merger Agreement, we have agreed to pay aggregate consideration in the form of New Hillman common stock (the “Aggregate Consideration”) calculated as described below and equal to a value of approximately (i) $911,300,000 plus (ii) $28,280,000, such amount being the value of 2,828,000 shares of our Class B common stock, par value $0.0001 per share (the “Class B common stock”), valued at $10.00 per share that our sponsors, TJF, LLC (“TJF”) and Jefferies Financial Group Inc., (“JFG” and, together with TJF, the “Sponsors”), have agreed to forfeit at the closing of the Proposed Transaction (the “Closing”).

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

In addition, pursuant to the A&R Letter Agreement, our Sponsors will, at the Closing of the Proposed Transaction, forfeit a total of 3,828,000 of their shares of Class B common stock (the “Sponsor Forfeited Shares”), with 2,828,000 shares being forfeited by the Sponsors on a basis pro rata with their ownership of the Company and 1,000,000 additional shares being forfeited by TJF.

Immediately prior to the effective time of the Business Combination, with the exception of the Sponsor Forfeited Shares, each of the currently issued and outstanding shares of our Class B common stock will automatically convert, on a one-for-one basis, into shares of our Class A common stock in accordance with the terms of our Charter, and thereafter, in connection with the Closing, our Class A common stock will be reclassified as New Hillman common stock.

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

For the three months ended March 31, 2021 and 2020, we had a net income of $10,719,999 and $0, respectively. The income for the three months ended March 31, 2021 relates to $448,918 of general and administrative costs and $60,000 of management fees for administrative services, offset by $18,917 in earnings on the Trust Account assets and a gain of $11,210,000 related the change in the fair value of the warrant derivative liability.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrant Derivative Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Sponsor Warrants are held by someone other than initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the Prospectus. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At March 31, 2021, there were 50,000,000 Public Shares, of which 43,355,173 were recorded as redeemable shares, classified outside of permanent equity, and 6,644,827 were classified as Class A common stock.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per common share for the three months ended March 31, 2021 and 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three months ending March 31, 2021 and 2020, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. For the three months ended March 31, 2021 and 2020, the Company reported income available to common shareholders of $0.54 and $0.00, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

As of March 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

As of March 31, 2021, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement of our December 31, 2020 financial statements.

Restatement of Previously Issued Financial Statements

On May 3, 2021, we revised our prior position on accounting for warrants and restated our December 31, 2020 financial statements to reclassify the Company’s warrant. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our December 31, 2020 financial statements had not yet been identified. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our annual report on Form 10-K/A filed with the SEC on May 3, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.		Description
2.1		Merger Agreement, dated as of January 24, 2021, by and among Landcadia Holdings III, Inc., Helios Sun Merger Sub, Inc., HMAN Group Holdings Inc. and CCMP Sellers’ Representative, LLC, solely in its capacity as representative of the stockholders of HMAN Group Holdings Inc. (attached as Annex A to the proxy statement/prospectus which forms a part of the registration statement on Form S-4 filed by the Landcadia Holdings III, Inc. with the SEC on February 3, 2021).
2.2		First Amendment to Merger Agreement, dated as of March 12, 2021, by and among Landcadia Holdings III, Inc., Helios Sun Merger Sub, Inc., HMAN Group Holdings Inc. and CCMP Sellers’ Representative, LLC, solely in its capacity as representative of the stockholders of HMAN Group Holdings Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Landcadia with the SEC on March 16, 2021).
10.1		Form of Subscription Agreement, dated January 24, 2021, by and between Landcadia Holdings III, Inc. and the subscribers party thereto (attached as Annex E to the proxy statement/prospectus which forms a part of the registration statement on Form S-4 filed by the Landcadia Holdings III, Inc. with the SEC on February 3, 2021).
10.2		Voting and Support Agreement, dated as of January 24, 2021, by and among Landcadia Holdings III, Inc., and certain Supporting Stockholders of HMAN Group Holdings Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Landcadia Holdings III, Inc. with the SEC on January 25, 2021).
10.3		Amended and Restated Letter Agreement, dated as of January 24, 2021, by and among Landcadia Holdings III, Inc., its officers, its directors, TJF, LLC and Jefferies Financial Group Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Landcadia Holdings III, Inc. with the SEC on January 25, 2021).

31.1	*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 11, 2021