Form 10-Q
period 2021-06-30
Hillman Solutions Corp.
filed 2021-07-29
CIK 1822492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

Hillman Solutions Corp.

(Exact name of registrant as specified in its charter)

001-39609

(Commission File Number)

Delaware	85-2096734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10590 Hamilton Avenue, Cincinnati, Ohio 45231

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (513) 851-4900

Landcadia Holdings III, Inc., 1510 West Loop South, Houston, Texas 77027

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	HLMN	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $11.50 per share	HLMNW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ⌧Yes     ◻No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ◻Yes     ⌧No

As of July 28, 2021, 187,746,121 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Landcadia Holdings III, Inc., (the “Company,” “Landcadia,” “we,” “us” or “our”), was formed as Automalyst LLC, a Delaware limited liability company on March 13, 2018 and converted into a Delaware corporation on August 24, 2020. We consummated an initial public offering (“Public Offering”) on October 14, 2020.

On July 14, 2021, we consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, and as it may be further amended or supplemented from time to time, the “Merger Agreement”), by and among Landcadia, Helios Sun Merger Sub, a wholly-owned subsidiary of Landcadia (“Merger Sub”), HMAN Group Holdings Inc., a Delaware corporation (“Hillman Holdco”) and CCMP Sellers’ Representative, LLC, a Delaware limited liability company in its capacity as the Stockholder Representative thereunder (the “Stockholder Representative”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Hillman Holdco with Hillman Holdco surviving the merger as a wholly owned subsidiary of Landcadia, which was renamed “Hillman Solutions Corp.” (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, we changed the trading symbols of our common stock and warrants on The Nasdaq Stock Market LLC (“Nasdaq”) from “LCY” and “LCYAW” to “HLMN” and “HLMNW,” respectively.

On July 15, 2021, (i) our outstanding units separated into the underlying shares of Landcadia Class A common stock and public warrants upon consummation of the Business Combination and, as a result, no longer trade as a separate security and (ii) Landcadia’s Class A common stock and public warrants ceased trading and New Hillman common stock and warrants began trading on Nasdaq.

Unless otherwise stated or the context indicates otherwise, all information contained in this Quarterly Report on Form 10-Q presents the financial information and other information of Landcadia for the quarterly period ended June 30, 2021, which is prior to the consummation of the Business Combination and does not reflect the business, assets or other information of Hillman Holdco and its consolidated subsidiaries.

Hillman Solutions Corp.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Hillman Solutions Corp.

BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$85,485	$1,017,406
Prepaid expenses	132,432	105,838
Total current assets	217,917	1,123,244

Cash and marketable securities held in trust	500,010,358	500,078,624
Deferred tax asset	—	—
Total assets	$500,228,275	$501,201,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$113,018	$127,450
Total current liabilities	113,018	127,450

Deferred underwriting commissions	17,500,000	17,500,000
Warrant derivative liability	74,840,000	55,720,000
Total liabilities	$92,453,018	$73,347,450
Commitments and contingencies	—	—

Class A common stock subject to possible redemption, 50,000,000 and 42,278,793 shares, respectively, at redemption value of $10.00 per share	500,000,000	422,854,408

Stockholders' Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	$—	$—
Common stock
Class A common stock, $0.0001 par value, 380,000,000 shares authorized, 0 and 7,721,207 shares issued and outstanding, respectively (excluding 50,000,000 and 42,278,793 shares, respectively, subject to possible redemption)	—	772
Class B common stock, $0.0001 par value 20,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	1,250
Additional paid-in capital	—	33,888,383
Accumulated deficit	(92,225,993)	(28,890,395)
Total stockholders’ equity	(92,224,743)	5,000,010
Total liabilities and stockholders’ equity	$500,228,275	$501,201,868

The accompanying notes are an integral part of these financial statements.

Hillman Solutions Corp.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Expenses:
General and administrative expenses	$(481,780)	$—	$(990,698)	$—
Loss from operations	(481,780)	—	(990,698)	—
Other income (expense):
Interest income	12,620	—	31,537	—
Gain (loss) on warrant derivative liability	(30,330,000)	—	(19,120,000)	—
Total other income (expense)	(30,317,380)	—	(19,088,463)	—

Loss before taxes	(30,799,160)	—	(20,079,161)	—
Tax benefit (provision)	—	—	—	—

Net Loss	$(30,799,160)	$—	$(20,079,161)	$—

Basic and diluted loss per share:
Net loss per share available to common shares	$(1.82)	$—	$(1.09)	$—
Basic and diluted weighted average number of shares outstanding	16,954,225	6,037,500	18,394,339	6,037,500

The accompanying notes are an integral part of these financial statements.

Hillman Solutions Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A common stock		Class B common stock		Additional	Accumulated	Subscription note
	Shares	Amount	Shares	Amount	paid-in capital	deficit	receivable, affiliates	Total
Balance, December 31, 2020,	7,721,207	$772	12,500,000	$1,250	$33,888,383	$(28,890,395)	$—	$5,000,010
Class A shares subject to redemption	(1,076,380)	(108)	—	—	(10,719,891)	—	—	(10,719,999)
Net income	—	—	—	—	—	10,719,999	—	10,719,999
Balance, March 31, 2021, (unaudited)	6,644,827	664	12,500,000	1,250	23,168,492	(18,170,396)	—	5,000,010
Class A shares subject to redemption	(6,644,827)	(664)	—	—	(23,168,492)	(43,256,437)	—	(66,425,593)
Net loss	—	—	—	—	—	(30,799,160)	—	(30,799,160)
Balance, June 30, 2021, (unaudited)	—	$—	12,500,000	$1,250	$—	$(92,225,993)	$—	$(92,224,743)

	Class A common stock		Class B common stock		Additional	Accumulated	Subscription note
	Shares	Amount	Shares	Amount	paid-in capital	deficit	receivable, affiliates	Total
Balance, December 31, 2019	—	$—	6,943,125	$694	$306	$—	$(1,000)	$—
Net income	—	—	—	—	—	—	—	—
Balance, March 31, 2020, (unaudited)	—	—	6,943,125	694	306	—	(1,000)	—
Net income	—	—	—	—	—	—	—	—
Balance, June 30, 2020, (unaudited)	—	$—	6,943,125	$694	$306	$—	$(1,000)	$—

The accompanying notes are an integral part of these financial statements.

Hillman Solutions Corp.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,079,161)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Trust account interest income	(31,537)	—
(Gain) loss on warrant derivative liability	19,120,000	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(26,594)	—
Increase (decrease) in accounts payable and accrued liabilities	(14,432)	—
Net cash used in operating activities	(1,031,724)	—

Cash flows from investing activities:
Cash withdrawn from trust account for tax payments	99,803	—
Net cash provided by investing activities	99,803	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(931,921)	—
Cash and cash equivalents at beginning of period	1,017,406	—
Cash and cash equivalents at end of period	$85,485	$—

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$(77,145,592)	$—

The accompanying notes are an integral part of these financial statements.

Hillman Solutions Corp.

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

All activity through June 30, 2021 relates to the Company’s formation and Public Offering, which is described below, identifying a target company for a Business Combination and the consummation of a transaction with Hillman.

Sponsors

The Company’s sponsors were TJF, LLC (“TJF”) and Jefferies Financial Group Inc. (“JFG” and together with TJF, the “Sponsors”). TJF is wholly owned by Tilman J. Fertitta, the Company’s former Co-Chairman and Chief Executive Officer.

Financing

The Company financed its Business Combination in part with proceeds from its $500,000,000 Public Offering and $12,000,000 private placement (the “Private Placement”) of private placement warrants (the “Sponsor Warrants”), see Notes 4 and 5. The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on October 8, 2020. The Company consummated the Public Offering of 50,000,000 units (the “Units”), at $10.00 per Unit on October 14, 2020, generating gross proceeds of $500,000,000. Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of an aggregate of 8,000,000 Sponsor Warrants at a price of $1.50 per Sponsor Warrant, generating proceeds of $12,000,000. Upon the closing of the Public Offering and Private Placement, $500,000,000  from the net proceeds of the sale of the Units in the Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The underwriters did not exercise their option to purchase additional units.

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

The Company’s second amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by October 14, 2022 (within 24 months from the closing of the Public Offering ); or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The Company’s third amended and restated certificate of incorporation became effective upon closing of the Business Combination on July 14, 2021.

Initial Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Public Offering and Private Placement, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. The Company completed its initial Business Combination having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The Company, after signing a definitive agreement for the Business Combination, sought stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the Trust Account and not previously released to the Company to pay its taxes. The decision as to whether the Company would seek stockholder approval of the Business Combination or allow stockholders to sell their shares in a tender offer was made by the Company, solely in its discretion, and was based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. However, in no event would the Company redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not have proceeded with the redemption of the Public Shares and the related Business Combination, and instead would have searched for an alternate Business Combination. On July 13, 2021, the Company held a special meeting of it’s stockholders in which the majority of the Company’s stockholders voted to approve the Business Combination. There were no stockholder redemptions of public shares in connection with the Business Combination

Notwithstanding the foregoing redemption rights, when the Company sought stockholder approval of the Business Combination and it did not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Charter provided that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act of 1934, as amended (the “Exchange Act”)), would be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Public Offering, without the Company’s prior consent.

The Public Shares have been recorded at their redemption amount and classified as temporary equity (“Redeemable Shares”), in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.00 per Public Share ($500,000,000 held in the Trust Account divided by 50,000,000 Public Shares). See Note 2.

The Company had until October 14, 2022, to complete the Business Combination. If the Company did not complete the Business Combination within this period of time, it would have (i) ceased all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeemed the Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolved and liquidated, subject in each case to the Company’s obligations under Delaware law to provide for claims to creditors and the requirements of other applicable law. The Sponsors and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its Business Combination by October 14, 2022; however, the Sponsors, officers and directors are entitled to liquidating distributions from the Trust Account with respect to Public Shares held by them if the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Pursuant to the letter agreement referenced above, the Sponsors, officers and directors agreed that, if the Company submitted the Business Combination to the Company’s public stockholders for a vote, such parties would vote their Founder Shares and any Public Shares they owned in favor of the Business Combination. All such shares voted to approve the Business Combination.

Subsequent Events

On July 14, 2021 (the “Closing Date”), the Company consummated the previously announced business combination (the “Closing”) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, and as it may be further amended or supplemented from time to time, the “Merger Agreement”), by and among Landcadia, Helios Sun Merger Sub, a wholly-owned subsidiary of Landcadia (“Merger Sub”), HMAN Group Holdings Inc., a Delaware corporation (“Hillman Holdco”) and CCMP Sellers’ Representative, LLC, a Delaware limited liability company in its capacity as the Stockholder Representative thereunder (the “Stockholder Representative”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Hillman Holdco with Hillman Holdco surviving the merger as a wholly owned subsidiary of New Hillman, which was renamed “Hillman Solutions Corp.” (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

In accordance with the terms and subject to the conditions set forth in the Merger Agreement, the Company paid aggregate consideration in the form of New Hillman common stock calculated as described herein and equal to a value of approximately (i) $911,300,000 plus (ii) $28,280,000, such amount being the value of 2,828,000 shares of Class B common stock of Landcadia, valued at $10.00 per share, that TJF, LLC (“TJF Sponsor”) and Jefferies Financial Group Inc., (“JFG Sponsor” and, together with TJF Sponsor, the “Sponsors”) agreed to forfeit at the Closing. Pursuant to the Amended and Restated Letter Agreement, dated as of January 24, 2021 (the “A&R Letter Agreement”), by and among Landcadia, its officers, its directors, and the Sponsors, the Sponsors forfeited a total of 3,828,000 shares of Landcadia Class B common stock (the “Sponsor Forfeited Shares”), with 2,828,000 shares being forfeited by the Sponsors on a basis pro rata with their ownership of Landcadia and 1,000,000 additional shares being forfeited by the TJF Sponsor. See Note 6 for further information.

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

Emerging Growth Company

Prior to the completion of the Business Combination on July14, 2021, the Company was an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (as amended, the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.  The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Fair Value of Financial Instruments

The Company classifies financial instruments under FASB ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are reported at fair value at each reporting period. Our financial instruments that are subject to fair value measurements consist of cash and marketable securities held in trust and warrant derivative liability. The carrying value of the Company’s cash and cash equivalents, and accrued liabilities, approximates their fair value due to the short-term nature of such instruments. See Note 8 for further information.

Offering Costs

Total offering costs were $775,000 and consisted of legal, accounting, and other costs incurred in connection with the formation and preparation of the Public Offering. Underwriting commissions for the Public Offering were $27,500,000, of which $17,500,000 were deferred until the completion of the Business Combination. Because the Public Warrants have been accounted for as a liability at fair value instead of equity, the Company applied the relative fair value method and allocated apportion of offering costs and underwriting commissions to expenses with the remainder charged to additional paid in capital at the closing of the Public Offering.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $113,018 as of June 30, 2021, and primarily consist of accounting and legal expenses related to the Business Combination and Delaware franchise tax expenses.

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

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per common share for the three and six months ended June 30, 2021 and 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted income (loss) per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and six months ended June 30, 2021 and 2020, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. Further, in accordance with FASB ASC 260, the income (loss) per share calculation reflects the effect of the stock splits as discussed in Note 3 for all periods presented.

A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss - basic and diluted	$(30,799,160)	$—	$(20,079,161)	$—
Less: Income attributable to common stock subject to possible redemption	—	—	—	—
Net loss available to common shares	$(30,799,160)	$—	$(20,079,161)	$—

Demoninator:
Weighted average number of shares - basic	16,954,225	6,037,500	18,394,339	6,037,500
Warrants	—	—	—	—
Weighted average number of shares - diluted	16,954,225	6,037,500	18,394,339	6,037,500

Basic and diluted loss available to common shares	$(1.82)	$—	$(1.09)	$—

Income Taxes

The Company was taxed as a limited liability company prior to August 24, 2020, therefore all tax implications were the responsibility of its member. As of August 24, 2020, the Company elected to be taxed as a C Corporation. The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of June 30, 2021 and 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The effective tax rate was 21.0%for all periods presented. The Company recorded a deferred tax benefit of $201,424 on the Net Operating Loss in the three and six months ended June 30, 2021. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three and six months ended June 30, 2021, the change in the valuation allowance was $201,424 which resulted in no income tax expense (benefit) for this period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.    Stockholders’ Equity

On March 13, 2018, JFG, through a subsidiary, purchased 100% of the membership interests in the Company for $1,000. On August 24, 2020, TJF purchased a 51.7% membership interest in the Company for $1,070. Simultaneously, the Company converted from a limited liability company to a corporation and its previously outstanding membership interests converted into shares of Class B common stock. The total number of authorized shares of all classes of capital stock is 401,000,000, of which 380,000,000 shares are Class A common stock, par value $0.0001 per share; 20,000,000 shares are Class B common stock, par value $0.0001 per share; and 1,000,000 shares are preferred stock, par value $0.0001 per share. The Sponsors held an aggregate of 11,500,000 Class B shares based on their proportional interests in the Company. On September 16, 2020, we conducted a 1:1.25 stock split of the Founder Shares so that a total of 14,375,000 Founder Shares were issued and outstanding. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. As of June 30, 2021, JFG and TJF owned an aggregate of 12,500,000 Founder Shares based on their proportional interests in the Company. The financial statements reflect the changes in stock retroactively for all periods presented.

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

Along with the Merger Agreement, Landcadia entered into a private placement investment (“PIPE”) which closed concurrently with the Merger closing on July 14, 2021. With this PIPE investment, Landcadia agreed to issue and sell an aggregate of 37,500,000 shares of Landcadia Class A common stock to the subscribed investors for $10.00 per share. All of the issued and outstanding shares of Landcadia Class A common stock, including the shares of Landcadia Class A common stock issued to the PIPE Investors, were exchanged, on a one-for-one basis, for shares of Hillman common stock. Because the merger contains a PIPE Investment to complete the transaction, the events of the transaction are not solely within the issuer’s control and the equity instruments are required to be classified outside of permanent equity. Therefore as of June 30, 2021 all 50,000,000 of the shares subject to redemption have been classified in temporary equity. At December 31, 2020 there were 50,000,000 Public Shares, of which 42,278,793 were classified as Redeemable Shares, classified outside of permanent equity, and 7,721,207 classified as Class A common stock.

For further information on the Merger Agreement and Founder Shares, see Notes 4 and 5.

4.    Public Offering

Units

In the Public Offering, which closed October 14, 2020, the Company sold 50,000,000 Units at a price of $10.00 per Unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable warrant (each a “Public Warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act no later than 15 business days following the completion of the Business Combination covering the shares of Class A common stock issuable upon exercise of the Public Warrants, to use its best efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Public Warrants expire or are redeemed. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors or their affiliates, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance) (the “ Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the twenty (20) trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “ Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (See “ —Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00”) and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price (See “ —Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”).

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants for shares of Class A common stock:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the shares of Class A common stock;
●	if, and only if, the last reported sale price (the “closing price”) of the Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Sponsor Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Class A common stock shall mean the volume weighted average price of the Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

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

5.    Commitments and Related Party Transactions

Founder Shares

The Founder Shares are identical to the Public Shares except that the Founder Shares are subject to certain transfer restrictions and the holders of the Founder Shares had the right to elect all of the Company’s directors prior to the Business Combination. The Founder Shares automatically converted into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights. The Sponsors collectively owned 20.0% of the Company’s issued and outstanding shares prior to the Business Combination.

The holders of the Founder Shares agreed not to transfer, assign or sell any of their Founder Shares until one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, (i) the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

The Founder Shares automatically converted into shares of Class A common stock concurrently with or immediately following the consummation of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities were issued or deemed issued in connection with the Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of all shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent warrants issued to the Sponsors, officers or directors upon conversion of working capital loans; provided that such conversion of Founder Shares would never occur on a less than one-for-one basis.

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

Each Sponsor Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees (except as set forth in Note 4 above in “ - Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”). If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company's liquidation. The Company has recorded administrative services fees of $60,000 and $120,000 in the three and six months ended June 30, 2021, respectively.

Directors’ Payments

We paid $100,000 to each of our independent directors at the closing of a Business Combination for services rendered as board members prior to the completion of a Business Combination.

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

In addition, the Sponsors was not prohibited from loaning the Company funds in order to finance transaction costs in connection with the Business Combination. Up to $1,500,000 of these loans could have been converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. See Note 4 for the terms of the warrants.

6.    Merger Agreement

On January 24, 2021, the Company’s board of directors unanimously approved an agreement and plan of merger, dated January 24, 2021, by and among the Company, Helios Sun Merger Sub, Inc., the Company’s wholly owned subsidiary (“Merger Sub”), HMAN Group Holdings Inc., a Delaware corporation (“Hillman Holdco”) and CCMP Sellers’ Representative, LLC, a Delaware limited liability company in its capacity as the Stockholder Representative thereunder (in such capacity, the “Stockholder Representative”) (as amended on March 12, 2021 and as may be further amended and/or restated from time to time, the “Merger Agreement”). If the Merger Agreement is adopted by the Company’s stockholders and the transactions under the Merger Agreement are consummated, Merger Sub will merge with and into Hillman Holdco with Hillman Holdco surviving the merger as the Company’s wholly owned subsidiary (the “Proposed Transaction”). Hillman Holdco is a holding company that indirectly holds all of the issued and outstanding capital stock of The Hillman Group, Inc., which, together with its direct and indirect subsidiaries (Hillman Holdco, The Hillman Group, Inc. and its direct and indirect subsidiaries, collectively, “Hillman” and each such entity, a “Hillman Group Entity”), is in the business of providing hardware-related products and related merchandising services to retail markets in North America. In connection with the consummation of the Proposed Transaction, we will be renamed “Hillman Solutions Corp.” Such entity is referred to herein as “New Hillman” as of the time following such change of name. On July 14, 2021, the Company consummated the previously announced business combination with Hillman. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Hillman Holdco with Hillman Holdco surviving the merger as a wholly owned subsidiary of New Hillman.

In accordance with the terms and subject to the conditions set forth in the Merger Agreement, the Company paid aggregate consideration in the form of New Hillman common stock calculated as described herein and equal to a value of approximately (i) $911,300,000 plus (ii) $28,280,000, such amount being the value of 2,828,000 shares of Class B common stock of Landcadia, valued at $10.00 per share, that the Sponsors agreed to forfeit at the Closing. The Sponsors forfeited a total of 3,828,000 shares of Landcadia Class B common stock, with 2,828,000 shares being forfeited by the Sponsors on a basis pro rata with their ownership of Landcadia and 1,000,000 additional shares being forfeited by the TJF Sponsor.

At the effective time of the Proposed Transaction, all outstanding shares of common stock of Hillman Holdco were cancelled in exchange for the right to receive, with respect to each such share, a certain number of shares of New Hillman common stock valued at $10.00 per share equal to (A) (i) the Aggregate Consideration plus (ii) the value that would be received by Hillman Holdco upon the exercise of all outstanding Hillman Holdco options as of immediately prior to the Closing (the “Adjusted Purchase Price”), divided by (B) (i) the total number of shares of Hillman Holdco common stock outstanding as of immediately prior to the Closing plus (ii) the number of shares of Hillman Holdco common stock underlying all then outstanding Hillman Holdco options and shares of Hillman Holdco restricted stock outstanding as of immediately prior to the Closing (the “Adjusted Per Share Merger Value”).

At the effective time, each outstanding option to purchase shares of Hillman Holdco common stock (a “Hillman Holdco Option”), whether vested or unvested, was assumed by New Hillman and was converted into an option to acquire common stock of New Hillman (“New Hillman Options”) with substantially the same terms and conditions as applicable to the Hillman Holdco Option immediately prior to the effective time (including expiration date, vesting conditions and exercise provisions), except that (i) each such Hillman Holdco Option shall be exercisable for that number of shares of New Hillman common stock equal to the product (rounded down to the nearest whole number) of (A) the number of shares of Hillman Holdco common stock subject to such Hillman Holdco Assumed Option immediately prior the effective time multiplied by (B) the quotient of (1) the Adjusted Per Share Merger Value divided by (2) $10.00 (such quotient, with respect to each Hillman Holdco Option, the “Closing Stock Per Option Amount”), (ii) the per share exercise price for each share of New Hillman common stock issuable upon exercise of the New Hillman Option shall be equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (A) the exercise price per share of Hillman Holdco subject to such Hillman Holdco Option immediately prior to the effective time by (B) the Closing Stock Per Option Amount; (iii) the Hillman Holdco board of directors (the “Hillman Holdco Board”) (or the compensation committee of the Hillman Holdco Board) may appropriately adjust the performance conditions applicable to certain of the New Hillman Options; and (iv) the Hillman Holdco Board (or the compensation committee of the Hillman Holdco Board) may make such other immaterial administrative or ministerial changes to the New Hillman Options as it may determine in good faith are appropriate to effectuate the administration of the New Hillman Options and to ensure consistency with the administrative and ministerial provisions of the New Hillman Incentive Equity Plan;

At the effective time, each share of unvested restricted Hillman Holdco common stock was cancelled and converted into the right to receive a number of shares of restricted New Hillman common stock (“New Hillman Restricted Stock”) equal to the quotient of (a) the Adjusted Per Share Merger Value divided by (b) $10.00 (such quotient, with respect to each share of unvested Hillman Holdco restricted stock, the “Closing Stock Per Restricted Share Amount”) with substantially the same terms and conditions as were applicable to the related share of Hillman Holdco Restricted Stock immediately prior to the effective time (including with respect to vesting and termination-related provisions), except that (i) any per-share repurchase price of such New Hillman Restricted Stock shall be equal to the quotient obtained by dividing (A) the per-share repurchase price applicable to the Hillman Holdco Restricted Stock, by (B) the Closing Stock Per Restricted Share Amount, rounded up to the nearest cent and (ii) the Hillman Holdco Board (or the compensation committee of the Hillman Holdco Board) may make such other immaterial administrative or ministerial changes to the New Hillman Restricted Stock as it may determine in good faith are appropriate to effectuate the administration of the New Hillman Restricted Stock and to ensure consistency with the administrative and ministerial provisions of the New Hillman Incentive Equity Plan.

At the effective time, each Hillman Holdco restricted stock unit (each a “Hillman Holdco RSU”) were assumed by New Hillman and converted into a restricted stock unit in respect of shares of New Hillman common stock (each, a “New Hillman RSU”) with substantially the same terms and conditions as were applicable to such Hillman Holdco RSU immediately prior to the effective time (including with respect to vesting and termination-related provisions), except that (i) each New Hillman RSU shall represent the right to receive (subject to vesting) that number of shares of New Hillman common stock equal to the product (rounded up to the nearest whole number) of the number of shares of Hillman Holdco common stock underlying the Hillman Holdco RSU immediately prior to the effective time multiplied by the quotient of (a) the Adjusted Per Share Merger Value divided by (b) $10.00 (such quotient, with respect to each Hillman Holdco restricted stock unit, the “Hillman Holdco RSU Exchange Ratio”); and (ii) the Hillman Holdco Board (or the compensation committee of the Hillman Holdco Board) may make such other immaterial administrative or ministerial changes to the New Hillman RSUs as it may determine in good faith are appropriate to effectuate the administration of the New Hillman RSUs and to ensure consistency with the administrative and ministerial provisions of the New Hillman Incentive Equity Plan.

In addition, pursuant to the amended and restated letter agreement entered into in connection with the execution of the Merger Agreement (the “A&R Letter Agreement”), the Sponsors forfeited a total of 3,828,000 of their Founder Shares (the “Sponsor Forfeited Shares”), with 2,828,000 shares being forfeited by the Sponsors on a basis pro rata with their ownership of the Company and 1,000,000 additional shares being forfeited by TJF.

Immediately prior to the effective time of the Business Combination, with the exception of the Sponsor Forfeited Shares, each of the currently issued and outstanding shares of the Company’s Class B common stock was automatically converted, on a one-for-one basis, into shares of the Company’s Class A common stock in accordance with the terms of our Charter, and thereafter, in connection with the Closing, the Company’s Class A common stock were reclassified as New Hillman common stock.

7.    Derivative Financial Instruments

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in their own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

In conjunction with our Public Offering, which closed October 14, 2020, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,000,000 Sponsor Warrants at a price of $1.50 per warrant ($12,000,000 in the aggregate) in the Private Placement.  As of June 30, 2021, 16,666,667 Public Warrants and 8,000,000 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees (except as set forth in Note 4 above in “ – Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”). If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis at any time. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

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

As of June 30, 2021, the value of our Public Warrants and Sponsor Warrants were $ 45,000,000 and $29,840,000, respectively. As of December 31, 2020, the value of our Public Warrants and Sponsor Warrants were $37,000,000 and $18,720,000, respectively. For the three and six months ended June 30, 2021, we recorded a loss related to the change in fair value of warrant derivative liability of $30,330,000 and 19,120,000, respectively, in other income and expense on our statement of operations.

For further information on our warrants, see Notes 4 and 5.

8.    Fair Value Measurements

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Management determined that the fair value of each Sponsor Warrant is similar to that of a Public Warrant, with adjustments for implied volatility for the Company after the Business Combination is completed. Accordingly, at June 30, 2021 the Public Warrants are classified as Level 1 financial instruments and the Sponsor Warrants were classified as Level 3 financial instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and Marketable Securities Held in Trust	$500,010,358	$—	$—	$500,010,358

Warrant derivative liability
Public Warrants	$45,000,000	$—	$—	$45,000,000
Sponsor Warrants	—	—	29,840,000	29,840,000
Total Warrant derivative liability	$45,000,000	$—	$29,840,000	$74,840,000

	Fair Value measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and Marketable Securities Held in Trust	$500,078,624	$—	$—	$500,078,624

Warrant derivative liability
Public Warrants	$37,000,000	$—	$—	$37,000,000
Sponsor Warrants	—	18,720,000	—	18,720,000
Total Warrant derivative liability	$37,000,000	$18,720,000	$—	$55,720,000

The following is a summary of changes in fair value of our warrant derivative liability categorized within the Level 3 hierarchy as of June 30, 2021:

Level 3 Derivative
December 31, 2020	$—
Transfer into Level 3	18,720,000
Loss on derivative liability	960,000
Balance March 31, 2021	$19,680,000
Loss on derivative liability	10,160,000
Balance June 30, 2021	$29,840,000

HILLMAN SOLUTIONS CORP.

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

Overview

We were a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses (“Business Combination”). We consummated the Public Offering on October 14, 2020. We used the cash proceeds from our public offering and the private placement of warrants described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We incurred significant costs in the pursuit of our acquisition plans.

The Company’s management team was led by Tilman Fertitta, our former Co-Chairman and Chief Executive Officer, and Richard Handler, our former Co-Chairman and President. Mr. Fertitta is the sole shareholder of TJF, LLC (“TJF”) and Mr. Handler is the Chief Executive Officer of Jefferies Financial Group Inc. (“JFG”), and its largest operating subsidiary, Jefferies Group LLC, a global investment banking firm. The Company’s sponsors were TJF and JFG (collectively, the “Sponsors”).

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

As of June 30, 2021, we had an unrestricted cash balance of $85,485 as well as cash and accrued interest held in the Trust Account of $500,010,358. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any.

Agreement for Business Combination

On January 24, 2021, our board of directors unanimously approved an agreement and plan of merger, dated January 24, 2021, by and among the Company, Helios Sun Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”), HMAN Group Holdings Inc., a Delaware corporation (“Hillman Holdco”) and CCMP Sellers’ Representative, LLC, a Delaware limited liability company in its capacity as the Stockholder Representative thereunder (in such capacity, the “Stockholder Representative”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). If the Merger Agreement is adopted by our stockholders and the transactions under the Merger Agreement are consummated, Merger Sub will merge with and into Hillman Holdco with Hillman Holdco surviving the merger as our wholly owned subsidiary (the “Proposed Transaction”). Hillman Holdco is a holding company that indirectly holds all of the issued and outstanding capital stock of The Hillman Group, Inc., which, together with its direct and indirect subsidiaries (Hillman Holdco, The Hillman Group, Inc. and its direct and indirect subsidiaries, collectively, “Hillman” and each such entity, a “Hillman Group Entity”), is in the business of providing hardware-related products and related merchandising services to retail markets in North America. In connection with the consummation of the Proposed Transaction, we were renamed “Hillman Solutions Corp.” Such entity is referred to herein as “New Hillman” as of the time following such change of name.

In accordance with the terms and subject to the conditions of the Merger Agreement, we paid aggregate consideration in the form of New Hillman common stock (the “Aggregate Consideration”) calculated as described below and equal to a value of approximately (i) $911,300,000 plus (ii) $28,280,000, such amount being the value of 2,828,000 shares of our Class B common stock, par value $0.0001 per share (the “Class B common stock”), valued at $10.00 per share that our Sponsors forfeited at the closing of the Proposed Transaction (the “Closing”).

At the effective time of the Proposed Transaction, all outstanding shares of common stock of Hillman Holdco were cancelled in exchange for the right to receive, with respect to each such share, a certain number of shares of New Hillman common stock valued at $10.00 per share equal to (A) (i) the Aggregate Consideration plus (ii) the value that would be received by Hillman Holdco upon the exercise of all outstanding Hillman Holdco options as of immediately prior to the Closing (the “Adjusted Purchase Price”), divided by (B) (i) the total number of shares of Hillman Holdco common stock outstanding as of immediately prior to the Closing plus (ii) the number of shares of Hillman Holdco common stock underlying all then outstanding Hillman Holdco options and shares of Hillman Holdco restricted stock outstanding as of immediately prior to the Closing (the “Adjusted Per Share Merger Value”).

At the effective time, each outstanding option to purchase shares of Hillman Holdco common stock (a “Hillman Holdco Option”), whether vested or unvested, were assumed by New Hillman and converted into an option to acquire common stock of New Hillman (“New Hillman Options”) with substantially the same terms and conditions as applicable to the Hillman Holdco Option immediately prior to the effective time (including expiration date, vesting conditions and exercise provisions), except that (i) each such Hillman Holdco Option shall be exercisable for that number of shares of New Hillman common stock equal to the product (rounded down to the nearest whole number) of (A) the number of shares of Hillman Holdco common stock subject to such Hillman Holdco Assumed Option immediately prior the effective time multiplied by (B) the quotient of (1) the Adjusted Per Share Merger Value divided by (2) $10.00 (such quotient, with respect to each Hillman Holdco Option, the “Closing Stock Per Option Amount”), (ii) the per share exercise price for each share of New Hillman common stock issuable upon exercise of the New Hillman Option shall be equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (A) the exercise price per share of Hillman Holdco subject to such Hillman Holdco Option immediately prior to the effective time by (B) the Closing Stock Per Option Amount; (iii) the Hillman Holdco Board (or the compensation committee of the Hillman Holdco Board) may appropriately adjust the performance conditions applicable to certain of the New Hillman Options; and (iv) the Hillman Holdco Board (or the compensation committee of the Hillman Holdco Board) may make such other immaterial administrative or ministerial changes to the New Hillman Options as it may determine in good faith are appropriate to effectuate the administration of the New Hillman Options and to ensure consistency with the administrative and ministerial provisions of the New Hillman Incentive Equity Plan;

At the effective time, each share of unvested restricted Hillman Holdco common stock were cancelled and converted into the right to receive a number of shares of restricted New Hillman common stock (“New Hillman Restricted Stock”) equal to the quotient of (a) the Adjusted Per Share Merger Value divided by (b) $10.00 (such quotient, with respect to each share of unvested Hillman Holdco restricted stock, the “Closing Stock Per Restricted Share Amount”) with substantially the same terms and conditions as were applicable to the related share of Hillman Holdco Restricted Stock immediately prior to the effective time (including with respect to vesting and termination-related provisions), except that (i) any per-share repurchase price of such New Hillman Restricted Stock shall be equal to the quotient obtained by dividing (A) the per-share repurchase price applicable to the Hillman Holdco Restricted Stock, by (B) the Closing Stock Per Restricted Share Amount, rounded up to the nearest cent and (ii) the Hillman Holdco Board (or the compensation committee of the Hillman Holdco Board) may make such other immaterial administrative or ministerial changes to the New Hillman Restricted Stock as it may determine in good faith are appropriate to effectuate the administration of the New Hillman Restricted Stock and to ensure consistency with the administrative and ministerial provisions of the New Hillman Incentive Equity Plan.

At the effective time, each Hillman Holdco restricted stock unit (each a “Hillman Holdco RSU”) were assumed by New Hillman and converted into a restricted stock unit in respect of shares of New Hillman common stock (each, a “New Hillman RSU”) with substantially the same terms and conditions as were applicable to such Hillman Holdco RSU immediately prior to the effective time (including with respect to vesting and termination-related provisions), except that (i) each New Hillman RSU shall represent the right to receive (subject to vesting) that number of shares of New Hillman common stock equal to the product (rounded up to the nearest whole number) of the number of shares of Hillman Holdco common stock underlying the Hillman Holdco RSU immediately prior to the effective time multiplied by the quotient of (a) the Adjusted Per Share Merger Value divided by (b) $10.00 (such quotient, with respect to each Hillman Holdco restricted stock unit, the “Hillman Holdco RSU Exchange Ratio”); and (ii) the Hillman Holdco Board (or the compensation committee of the Hillman Holdco Board) may make such other immaterial administrative or ministerial changes to the New Hillman RSUs as it may determine in good faith are appropriate to effectuate the administration of the New Hillman RSUs and to ensure consistency with the administrative and ministerial provisions of the New Hillman Incentive Equity Plan.

In addition, pursuant to the A&R Letter Agreement, our Sponsors forfeited a total of 3,828,000 of their shares of Class B common stock (the “Sponsor Forfeited Shares”), with 2,828,000 Sponsor Forfeited Shares being forfeited by the Sponsors on a basis pro rata with their ownership of the Company and 1,000,000 additional Sponsor Forfeited Shares being forfeited by TJF.

Immediately prior to the effective time of the Business Combination, with the exception of the Sponsor Forfeited Shares, each of the currently issued and outstanding shares of our Class B common stock was automatically converted, on a one-for-one basis, into shares of our Class A common stock in accordance with the terms of our amended and restated certificate of incorporation, and thereafter, in connection with the Closing, our Class A common stock will be reclassified as New Hillman common stock.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues as of June 30, 2021. All activities to date relate to the Company’s formation and its initial public offering and search for a suitable Business Combination. We generate non-operating income in the form of interest income on cash, cash equivalents, and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses from locating a suitable Business Combination.

For the three months ended June 30, 2021 and 2020, we had a net loss of $30,799,160 and $0, respectively. The loss for the three months ended June 30, 2021 relates to $421,780 of general and administrative costs and $60,000 of management fees for administrative services, and a loss of $30,330,000 related the change in the fair value of the warrant derivative liability, offset by $12,620 in earnings on the Trust Account assets.

For the six months ended June 30, 2021 and 2020, we had a net loss of $20,079,161 and $0, respectively. The loss for the six months ended June 30, 2021 relates to $870,698 of general and administrative costs and $120,000 of management fees for administrative services, and a loss of $19,120,000 related the change in the fair value of the warrant derivative liability, offset by $31,537 in earnings on the Trust Account assets.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrant Derivative Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in their own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Sponsor Warrants are held by someone other than initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

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

Along with the Merger Agreement, Landcadia entered into a private placement investment (“PIPE”) which closed concurrently with the Merger closing on July 14, 2021. With this PIPE investment, Landcadia agreed to issue and sell an aggregate of 37,500,00 shares of Landcadia Class A common stock to the subscribed investors for $10.00 per share. All of the issued and outstanding shares of Landcadia Class A common stock, including the shares of Landcadia Class A common stock issued to the PIPE Investors, were exchanged, on a one-for-one basis, for shares of Hillman common stock. Because the merger contains a PIPE Investment to complete the transaction, the events of the transaction are not solely within the issuer’s control and the equity instruments are required to be classified outside of permanent equity. Therefore as of June 30, 2021 all 50,000,000 of the shares subject to redemption have been classified in temporary equity.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per common share for the three and six months ended June 30, 2021 and 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and six months ending June 30, 2021 and 2020, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. For the three months ended June 30, 2021 and 2020, the Company reported a loss available to common shareholders of $1.53 and $0.00, respectively. For the six months ended June 30, 2021 and 2020, the Company reported a loss available to common shareholders of $1.00 and $0.00, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

As of June 30, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

As of June 30, 2021, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

The Company has made changes in its Internal Control over Financial Reporting to include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risks from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A filed with the SEC on May 3, 2021

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On March 13, 2018, JFG, through a subsidiary, purchased 100% of the membership interests in the Company for $1,000. On August 24, 2020, TJF purchased a 51.7% membership interest in the Company for $1,070. Simultaneously we converted the Company from a limited liability company to a corporation and its previously outstanding membership interests converted into shares of Class B common stock. The total number of authorized shares of all classes of capital stock is 401,000,000, of which 380,000,000 shares are Class A common stock, par value $0.0001 per share; 20,000,000 shares are Class B common stock, par value $0.0001 per share (the “Founder Shares”); and 1,000,000 shares are preferred stock, par value $0.0001 per share. The Sponsors held an aggregate of 11,500,000 Founder Shares based on their proportional interests in the Company. Further, on September 16, 2020, we conducted a 1:1.25 stock split of the Founder Shares so that a total of 14,375,000 Founder Shares were issued and outstanding. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. As of June 30, 2021, JFG and TJF owned an aggregate of 12,500,000 Founder Shares based on their proportional interests in the Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.		Description
31.1	*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*    Filed herewith.

**  Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLMAN SOLUTIONS CORP.

	By:	/s/ Robert O. Kraft
		Name:	Robert O. Kraft
Title:Chief Financial Officer

	By:	/s/ Anne S. McCalla
		Name:	Anne S. McCalla
Title:Controller
(principal accounting officer)

Dated: July 29, 2021