Form 10-Q
period 2021-09-25
Hillman Solutions Corp.
filed 2021-11-03
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-39609
Hillman Solutions Corp.
(Exact name of registrant as specified in its charter)

Delaware			85-2096734
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
10590 Hamilton Avenue			45231
Cincinnati	,	Ohio
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (513) 851-4900
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	HLMN	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $11.50 per share	HLMNW	The Nasdaq Stock Market LLC
On November 3, 2021, 187,569,511 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	September 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$14,429	$21,520
Accounts receivable, net of allowances of $2,210 ($2,395 - 2020)	139,716	121,228
Inventories, net	506,397	391,679
Other current assets	15,600	19,280
Total current assets	676,142	553,707
Property and equipment, net of accumulated depreciation of $273,966 ($236,031 - 2020)	173,170	182,674
Goodwill	825,981	816,200
Other intangibles, net of accumulated amortization of $337,361 ($291,434 - 2020)	810,559	825,966
Operating lease right of use assets	84,871	76,820
Deferred tax assets	2,016	2,075
Other assets	14,295	11,176
Total assets	$2,587,034	$2,468,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,397	$201,461
Current portion of debt and capital leases	7,174	11,481
Current portion of operating lease liabilities	12,680	12,168
Accrued expenses:
Salaries and wages	11,893	29,800
Pricing allowances	9,878	6,422
Income and other taxes	4,252	5,986
Interest	940	12,988
Other accrued expenses	36,613	31,605
Total current liabilities	302,827	311,911
Long term debt	890,623	1,535,508
Warrant liabilities	81,180	—
Deferred tax liabilities	139,547	156,118
Operating lease liabilities	77,238	68,934
Other non-current liabilities	22,189	31,560
Total liabilities	$1,513,604	$2,104,031
Commitments and contingencies (Note 6)
Stockholders' Equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 187,569,511 issued and 187,481,206 outstanding at September 25, 2021 and 90,934,930 issued and outstanding at December 26, 2020	19	9
Additional paid-in capital	1,317,706	565,815
Accumulated deficit	(216,728)	(171,849)
Accumulated other comprehensive loss	(27,567)	(29,388)
Total stockholders' equity	1,073,430	364,587
Total liabilities and stockholders' equity	$2,587,034	$2,468,618
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except per share amounts)

	Thirteen Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-nine Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 26, 2020
Net sales	$364,480	$398,680	$1,081,476	$1,041,226
Cost of sales (exclusive of depreciation and amortization shown separately below)	236,999	227,481	654,264	590,294
Selling, general and administrative expenses	110,447	107,333	325,288	292,056
Depreciation	14,454	15,926	46,065	50,673
Amortization	15,504	14,883	45,827	44,596
Management fees to related party	56	130	270	451
Other (income) expense	315	(2,175)	(2,232)	(2,120)
Income (loss) from operations	(13,295)	35,102	11,994	65,276
Loss on change in fair value of warrant liability	3,990	—	3,990	—
Interest expense, net	11,801	20,688	49,979	67,746
Interest expense on junior subordinated debentures	1,471	3,219	7,775	9,555
(Gain) loss on mark-to-market adjustments	(261)	(773)	(1,685)	1,169
Refinancing charges	8,070	—	8,070	—
Investment income on trust common securities	(44)	(94)	(233)	(283)
Income (loss) before income taxes	(38,322)	12,062	(55,902)	(12,911)
Income tax provision (benefit)	(5,798)	2,758	(11,023)	(2,374)
Net income (loss)	$(32,524)	$9,304	$(44,879)	$(10,537)

Basic income (loss) per share	$(0.19)	$0.10	$(0.38)	$(0.12)
Weighted average basic shares outstanding	168,440	89,745	116,945	89,673

Diluted income (loss) per share	$(0.19)	$0.10	$(0.38)	$(0.12)
Weighted average diluted shares outstanding	168,440	90,525	116,945	89,673

Net income (loss) from above	$(32,524)	$9,304	$(44,879)	$(10,537)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,740)	3,070	1,575	(4,500)
Hedging activity	246	—	246	—
Total other comprehensive income (loss)	(4,494)	3,070	1,821	(4,500)
Comprehensive income (loss)	$(37,018)	$12,374	$(43,058)	$(15,037)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirty-nine Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 26, 2020
Cash flows from operating activities:
Net loss	$(44,879)	$(10,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,892	95,269
Deferred income taxes	(21,538)	(1,963)
Deferred financing and original issue discount amortization	3,036	2,805
Stock-based compensation expense	8,817	3,818
Increase in fair value of warrant liabilities	3,990	—
Write off of deferred financing fees, premiums and discounts associated with debt refinancing	(8,372)	—
Asset impairment	—	210
(Gain) on disposal of property and equipment	—	(23)
Change in fair value of contingent consideration	(1,110)	(1,300)
Other non-cash interest and change in value of interest rate swap	(1,685)	1,245
Changes in operating items:
Accounts receivable	(17,097)	(60,470)
Inventories	(110,065)	(16,793)
Other assets	3,003	(15,276)
Accounts payable	12,896	42,201
Other accrued liabilities	(24,193)	28,402
Net cash provided by (used for) operating activities	(105,305)	67,588
Cash flows from investing activities:
Acquisition of business, net of cash received	(39,102)	(800)
Capital expenditures	(36,955)	(29,182)
Net cash used for investing activities	(76,057)	(29,982)
Cash flows from financing activities:
Repayments of senior term loans	(1,072,042)	(7,956)
Borrowings on senior term loans	883,872	—
Proceeds from recapitalization of Landcadia, net of transaction costs	455,161	—
Proceeds from sale of common stock in PIPE, net of issuance costs	363,301	—
Repayments of senior notes	(330,000)	—
Repayment of Junior Subordinated Debentures	(108,707)	—
Financing fees	(20,988)	—
Borrowings on revolving credit loans	246,000	78,000
Repayments of revolving credit loans	(244,000)	(94,000)
Principal payments under finance and capitalized lease obligations	(697)	(624)
Proceeds from exercise of stock options	1,761	—
Net cash (used by) provided by financing activities	173,661	(24,580)
Effect of exchange rate changes on cash	610	(63)
Net decrease in cash and cash equivalents	(7,091)	12,963
Cash and cash equivalents at beginning of period	21,520	19,973
Cash and cash equivalents at end of period	$14,429	$32,936
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$7,542	$9,272
Interest paid	55,624	59,147
Income taxes paid	1,990	475

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in-capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Thirty-nine weeks ended September 25, 2021
Balance at December 26, 2020	90,934,930	$9	—	$—	$565,815	$(171,849)	$(29,388)	$364,587
Net Loss	—	—	—	—	—	(8,970)	—	(8,970)
Stock-based compensation	—	—	—	—	1,741	—	—	1,741
Proceeds from exercise of stock options	268,253	$—	—	$—	1,643	—	—	1,643
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	2,473	2,473
Balance at March 27, 2021	91,203,183	$9	—	$—	$569,199	$(180,819)	$(26,915)	$361,474
Net Loss	—	—	—	—	—	(3,385)	—	(3,385)
Stock-based compensation	—	—	—	—	1,796	—	—	1,796
Proceeds from exercise of stock options	17,718	—	—	—	118	—	—	118
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	3,842	3,842
Balance at June 26, 2021	91,220,901	$9	—	$—	$571,113	$(184,204)	$(23,073)	$363,845
Net Loss	—	—	—	—	—	(32,524)	—	(32,524)
Stock-based compensation	—	—	—	—	5,280	—	—	5,280
Vesting of restricted shares	88,305	—	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—
Recapitalization of Landcadia, net of issuance costs and fair value of of assets and liabilities acquired	58,672,000	6	—	—	378,016	—	—	378,022
Shares issued to PIPE, net of issuance costs	37,500,000	4	—	—	363,297	—		363,301
Hedging activity	—	—	—	—	—	—	246	246
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(4,740)	(4,740)
Balance at September 25, 2021	187,481,206	$19	—	$—	$1,317,706	$(216,728)	$(27,567)	$1,073,430

Thirty-nine weeks ended September 26, 2020
Balance at December 28, 2019	548,040	$5	(4,740)	$(4,320)	$557,674	$(147,350)	$(32,040)	$373,969
Retroactive application of recapitalization	89,001,575	4	4,740	4,320	(4,324)	—	—	—
Balance at December 28, 2019 - Recast	89,549,615	9	—	—	553,350	(147,350)	(32,040)	373,969
Net Loss	—	—	—	—	—	(14,804)	—	(14,804)
Stock-based compensation	—	—	—	—	1,145	—	—	1,145
Vesting of restricted shares	88,305	—	—	—	—	—	—	—
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(11,213)	(11,213)
Balance at March 28, 2020	89,637,920	$9	—	$—	$554,495	$(162,154)	$(43,253)	$349,097
Net Loss	—	—	—	—	—	(5,037)	—	(5,037)
Stock-based compensation	—	—	—	—	1,524	—	—	1,524
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	3,643	3,643
Balance at June 27, 2020	89,637,920	$9	—	$—	$556,019	$(167,191)	$(39,610)	$349,227
Net Income	—	—	—	—	—	9,304	—	9,304
Stock-based compensation	—	—	—	—	1,148	—	—	1,148
Vesting of restricted shares	88,305	—	—	—	—	—	—	—
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	3,070	3,070
Balance at September 26, 2020	89,726,225	$9	—	$—	$557,167	$(157,887)	$(36,540)	$362,749

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:

Hillman Solutions Corp., its predecessor for accounting purposes HMAN Group Holdings Inc.., and wholly-owned subsidiaries are collectively referred to herein as the "Company." The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirty-nine weeks ended September 25, 2021. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Hillman Solutions Corp. is the newly formed parent company of HMAN Group Holdings Inc. (previously known as “Holdco”).

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine weeks ended September 25, 2021 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements for the year ended December 26, 2020 and notes thereto included in the S-1 filed on August 25, 2021 with the Securities and Exchange Commission (“SEC”).

On July 14, 2021, privately held HMAN Group Holdings Inc. ("Old Hillman"), and Landcadia Holdings III, Inc. (“Landcadia” and after the Business Combination described herein, “New Hillman”), a special purpose acquisition company ("SPAC") consummated the previously announced business combination (the “Closing”) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, the "Merger Agreement”) by and among Landcadia, Helios Sun Merger Sub, a wholly-owned subsidiary of Landcadia (“Merger Sub”), HMAN Group Holdings Inc., a Delaware corporation (“Hillman Holdco”) and CCMP Sellers’ Representative, LLC, a Delaware limited liability company in its capacity as the Stockholder Representative thereunder (the “Stockholder Representative”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Hillman Holdco with Hillman Holdco surviving the merger as a wholly owned subsidiary of New Hillman, which was renamed “Hillman Solutions Corp.” (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Unless the context indicates otherwise, the discussion of the Company and its financial condition and results of operations is with respect to New Hillman following the closing date and Old Hillman prior to the closing date. See Note 3 - Merger Agreement for more information.

In connection with the closing of the Business Combination on July 14, 2021, Landcadia changed its name from “Landcadia Holdings III, Inc." to “Hillman Solutions Corp.” and the Company’s common stock and warrants began trading on The Nasdaq Stock Market under the trading symbols “HLMN” and “HLMNW,” respectively.

2. Summary of Significant Accounting Policies:
The significant accounting policies should be read in conjunction with the significant accounting policies included in the S-1 filed on August 25, 2021 with the Securities and Exchange Commission (“SEC”).
Use of Estimates in the Preparation of Financial Statements:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results may differ from these estimates.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 25, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to the carrying value inventory and the carrying value of the goodwill and other long-lived assets.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
In 2020, the pandemic had a significant impact on the Company's business, driving high demand for personal protective equipment, including face masks, disposable gloves, sanitizing wipes, and disinfecting sprays. During 2020, at the request of our customers, the Company began to sell certain categories of protective and cleaning equipment that are not a part of our core product offerings, including wipes, sprays, masks and bulk boxes of disposable gloves. High demand and limited supply of these products available for retail sale drove prices and cost up in 2020. In contrast, in 2021 the pandemic has had less of an impact on the Company's business, economic activity has generally recovered, and consumer access to personal protective equipment has normalized. By the end of the third quarter of 2021 the Company's product mix has begun to normalize back to near pre-pandemic levels. In 2021, demand for certain protective products softened as vaccines were rolled out and supply returned to a more normal level. In the third quarter of 2021, we evaluated our customers' needs and the market conditions and ultimately decided to exit certain protective product categories. In connection with the exit of these product lines, the Company recorded an inventory valuation charge of $32,026 thousand including the write off of inventory along with costs for donation and disposal of the remaining inventory on hand. Excluding the inventory valuation charge, there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended September 25, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s Consolidated Financial Statements in future reporting periods.

Warrant Liabilities:
The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statement of operations. See Note 11 - Warrants for additional information.

Revenue Recognition:
Revenue is recognized when control of goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company offers a variety of sales incentives to its customers primarily in the form of discounts and rebates. Discounts are recognized in the consolidated financial statements at the date of the related sale. Rebates are based on the revenue to date and the contractual rebate percentage to be paid. A portion of the cost of the rebate is allocated to each underlying sales transaction. Discounts and rebates are included in the determination of net sales.
The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.
The following table displays our disaggregated revenue by product category:

	Thirteen weeks ended September 25, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$189,935	$—	$34,648	$224,583
Personal Protective	71,521	—	79	71,600
Keys and Key Accessories	—	52,586	778	53,364
Engraving	—	14,853	20	14,873
Resharp	—	60	—	60
Consolidated	$261,456	$67,499	$35,525	$364,480

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Thirteen weeks ended September 26, 2020
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$202,876	$—	$38,383	$241,259
Personal Protective	97,431	—	12	97,443
Keys and Key Accessories	—	44,974	790	45,764
Engraving	—	14,205	2	14,207
Resharp	—	7	—	7
Consolidated	$300,307	$59,186	$39,187	$398,680

	Thirty-nine weeks ended September 25, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$557,745	$—	$114,565	$672,310
Personal Protective	217,769	—	270	218,039
Keys and Key Accessories	—	144,969	1,345	146,314
Engraving	—	44,635	53	44,688
Resharp	—	125	—	125
Consolidated	$775,514	$189,729	$116,233	$1,081,476

	Thirty-nine weeks ended September 26, 2020
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$543,832	$—	$98,430	$642,262
Personal Protective	239,151	—	78	239,229
Keys and Key Accessories	—	119,001	2,039	121,040
Engraving	—	38,666	5	38,671
Resharp	—	24	—	24
Consolidated	$782,983	$157,691	$100,552	$1,041,226

The following table disaggregates our revenue by geographic location:

	Thirteen weeks ended September 25, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$256,407	$66,563	$—	$322,970
Canada	1,866	936	35,525	38,327
Mexico	3,183	—	—	3,183
Consolidated	$261,456	$67,499	$35,525	$364,480

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Thirteen weeks ended September 26, 2020
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$295,689	$58,566	$—	$354,255
Canada	2,292	620	39,187	42,099
Mexico	2,326	—	—	2,326
Consolidated	$300,307	$59,186	$39,187	$398,680

	Thirty-nine weeks ended September 25, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$760,946	$187,602	$—	$948,548
Canada	5,145	2,127	116,233	123,505
Mexico	9,423	—	—	9,423
Consolidated	$775,514	$189,729	$116,233	$1,081,476

	Thirty-nine weeks ended September 26, 2020
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$771,064	$156,249	$—	$927,313
Canada	4,833	1,442	100,552	106,827
Mexico	7,086	—	—	7,086
Consolidated	$782,983	$157,691	$100,552	$1,041,226

Our revenue by geography is allocated based on the location of our sales operations. Our Hardware and Protective Solutions segment contains sales of Big Time personal protective equipment into Canada. Our Robotics and Digital Solutions segment contains sales of MinuteKey Canada.
Hardware and Protective Solutions revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, and personal protective equipment such as gloves and eye-wear as well as in-store merchandising services for the related product category.

Robotics and Digital Solutions revenues consist primarily of sales of keys and identification tags through self service key duplication and engraving kiosks. It also includes our associate-assisted key duplication systems and key accessories.

Canada revenues consist primarily of the delivery to Canadian customers of fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, personal protective equipment, and identification items as well as in-store merchandising services for the related product category.

The Company’s performance obligations under its arrangements with customers are providing products, in-store merchandising services, and access to key duplicating and engraving equipment. Generally, the price of the merchandising services and the access to the key duplicating and engraving equipment is included in the price of the related products. Control of products is transferred at the point in time when the customer accepts the goods, which occurs upon delivery of the products. Judgment is required in determining the time at which to recognize revenue for the in-store services and the access to key duplicating and engraving equipment. Revenue is recognized for in-store service and access to key duplicating and engraving equipment as the

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
related products are delivered, which approximates a time-based recognition pattern. Therefore, the entire amount of consideration related to the sale of products, in-store merchandising services, and access to key duplicating and engraving equipment is recognized upon the delivery of the products.

The costs to obtain a contract are insignificant, and generally contract terms do not extend beyond one year. Therefore, these costs are expensed as incurred. Freight and shipping costs and the cost of our in-store merchandising services teams are recognized in selling, general, and administrative expense when control over products is transferred to the customer.

3. Merger Agreement

On July 14, 2021, the Merger between HMAN and Landcadia was consummated. Pursuant to the Merger Agreement, at the closing date of the Merger, the outstanding shares of Old Hillman common stock were converted into 91,220,901 shares of New Hillman common stock as calculated pursuant to the Merger Agreement.

The Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Landcadia is treated as the “acquired” company for financial reporting purposes. This determination was based primarily on Old Hillman having the ability to appoint a majority of the initial Board of the combined entity, Old Hillman's senior management comprising the majority of the senior management of the combined company, and the ongoing operations of Old Hillman comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of New Hillman issuing shares for the net assets of Landcadia, accompanied by a recapitalization. The net assets of Landcadia was stated at carrying value, with no goodwill or other intangible assets recorded. The historical statements of the combined entity prior to the Merger are presented as those of Old Hillman with the exception of the shares and par value of equity recast to reflect the exchange ratio on the Closing Date, adjusted on a retroactive basis. A summary of the impact of the reverse recapitalization on the cash, cash equivalents and restricted cash, change in net assets and the change in common shares is included in the tables below.

Landcadia cash and cash equivalents (1)	$479,602
PIPE investment proceeds (2)	375,000
Less cash paid to underwriters and other transaction costs, net of tax(3)	$(36,140)
Net change in cash and cash equivalents as a result of recapitalization	$818,462
Prepaid expenses and other current assets (1)	132
Accounts payable and other accrued expenses (1)	(81)
Warrant liabilities (1)(4)	$(77,190)
Change in net assets as a result of recapitalization	$741,323

The change in number of shares outstanding as a result of the reverse recapitalization is summarized as follows:

Common shares issued to New Hillman Shareholders (5)	91,220,901
Shares issued to SPAC Sponsors and public shareholders (6)	58,672,000
Common shares issued to PIPE investors (2)	37,500,000
Common Shares outstanding immediately after the Business Combination	187,392,901

1.These assets and liabilities represent the reported balances as of the Closing Date immediately prior to the Business Combination. The recapitalization of the assets and liabilities from Landcadia's balance sheet was a non-cash financing activity.
2.In connection with the Business Combination, Landcadia entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which it issued 37,500,000 shares of common stock at $10.00 per share (the “PIPE Shares”) for an aggregate purchase price of $375,000 (the “PIPE Financing”), which closed simultaneously with the consummation of the Business Combination.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3.In connection with the Business Combination, the Company incurred $36,140 of transaction costs, net of tax, consisting of underwriting, legal and other professional fees which were recorded as accumulated deficit as a reduction of proceeds.
4.The warrants acquired in the Merger include (a) redeemable warrants issued by Landcadia and sold as part of the units in the Landcadia IPO (whether they were purchased in the Landcadia IPO or thereafter in the open market), which are exercisable for an aggregate of 16,666,628 shares of common stock at a purchase price of $11.50 per share (the “Public Warrants”) and (b) warrants issued by Landcadia to the Sponsors in a private placement simultaneously with the closing of the Landcadia IPO, which are exercisable for an aggregate of 8,000,000 shares of common stock at a purchase price of $11.50 per share (the “Private Placement Warrants”).
5.The Company issued 91,220,901 common shares in exchange for 553,439 Old Hillman common shares resulting in an exchange ratio of 164.83. This exchange ratio was applied to Old Hillman's common shares which further impacted common stock held at par value and additional paid in capital as well as the calculation of weighted average shares outstanding and loss per common share.
6.The Company issued 50,000,000 shares to the public shareholders and 8,672,000 shares to the SPAC sponsor shareholders at the Closing Date.

4. Recent Accounting Pronouncements:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The amendments in this ASU refine the scope of ASC 848 and clarifies some of its guidance as it relates to recent rate reform activities.The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating contracts and the optional expedients provided by the new standard.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020. The Company adopted this standard during fiscal 2021 and the adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.

5. Acquisitions:

On April 16, 2021, the Company completed the acquisition of Oz Post International, LLC ("OZCO"), a leading manufacturer of superior quality hardware that offers structural fasteners and connectors used for decks, fences and other outdoor structures, for a total purchase price of $39,102. The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35,000 of incremental term loan funds to be used to finance the acquisition. OZCO has business operations throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following table reconciles the fair value of the acquired assets and assumed liabilities to the preliminary total purchase price of OZCO. The total purchase price is preliminary as the Company is in the process of finalizing certain working capital adjustments.

Accounts receivable	$1,143
Inventory	3,564
Other current assets	24
Property and equipment	595
Goodwill	9,450
Customer relationships	23,500
Trade names	2,600
Technology	4,000
Total assets acquired	44,876
Less:
Liabilities assumed	(5,774)
Total purchase price	$39,102

Pro forma financial information has not been presented for OZCO as their associated financial results are insignificant to the financial results of the Company on a standalone basis.

6. Goodwill and Other Intangible Assets:
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions (1)	Dispositions	Other (2)	Goodwill at
	December 26, 2020				September 25, 2021
Hardware and Protective Solutions	$565,578	$9,450	$—	$(32)	$574,996
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	29,686	—	—	363	30,049
Total	$816,200	$9,450	$—	$331	$825,981

(1)See Note 5 - Acquisitions for additional information regarding the OZCO acquisition.
(2)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.
Other intangibles, net, as of September 25, 2021 and December 26, 2020 consist of the following:

	Estimated Useful Life (Years)			September 25, 2021	December 26, 2020
Customer relationships	13	-	20	$965,488	$941,648
Trademarks - Indefinite	Indefinite			85,676	85,603
Trademarks - Other	7	-	15	29,000	26,400
Technology and patents	8	-	12	67,756	63,749
Intangible assets, gross				1,147,920	1,117,400
Less: Accumulated amortization				337,361	291,434
Other intangibles, net				$810,559	$825,966

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The amortization expense for amortizable assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen and thirty-nine weeks ended September 25, 2021 was $15,504 and $45,827, respectively. Amortization expense for the thirteen and thirty-nine weeks ended September 26, 2020 was $14,883 and $44,596, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and thirty-nine weeks ended September 25, 2021 and the thirteen and thirty-nine weeks ended September 26, 2020, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.

7. Commitments and Contingencies:

The Company self-insures its product liability, automotive and workers' compensation losses up to $250 per occurrence. General liability losses are self-insured up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,683 recorded for such risks is adequate as of September 25, 2021.

As of September 25, 2021, the Company has provided certain vendors and insurers letters of credit aggregating $25,908 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,300 recorded for such risks is adequate as of September 25, 2021.
On June 3, 2019, The Hillman Group, Inc. ("Hillman Group") filed a complaint for patent infringement against KeyMe, LLC ("KeyMe"), a provider of self-service key duplication kiosks, in the United States District Court for the Eastern District of Texas (Marshall Division). The case was assigned Civil Action No. 2:19-cv-0209. Hillman Group’s complaint alleges that KeyMe’s self-named and “Locksmith in a Box” key duplication kiosks infringe U.S. Patent Nos. 8,979,446 and 9,914,179, which are assigned to Hillman Group, and seeks damages and injunctive relief against KeyMe. After the United States Patent and Trademark Office issued U.S. Patent No. 10,400,474 to Hillman Group on September 3, 2019, Hillman Group filed a motion the same day to amend its initial complaint to add the new patent to the litigation. The Texas court granted the motion on September 13, 2019. KeyMe filed two motions in the case on July 25, 2019, the first seeking to dismiss Hillman Group's complaint under Rule 12(b)(3) of the Federal Rules of Civil Procedure for improper venue, or in the alternative, to move the case from Marshall, Texas to the Southern District of New York. KeyMe’s second motion seeks to transfer the venue of the case from Texas to New York under 28 U.S.C. § 1404. Subsequently, Hillman Group filed a motion on September 4, 2019 to disqualify KeyMe's counsel Cooley LLP from the litigation due to Cooley's concurrent and prior representation of Hillman Group and predecessor-in-interest MinuteKey Holdings, Inc ("MinuteKey"). Hillman Group served its initial infringement contentions for the patents-in-suit on KeyMe on September 6, 2019, and KeyMe served its initial invalidity and unenforceability contentions for the patents-in-suit on Hillman Group on November 15, 2019. The parties filed a joint claim construction statement with the Court on January 31, 2020, setting forth the disputed constructions of terms and phrases recited in the asserted claims of the patents-in-suit. On February 14, 2020, the Court granted Hillman Group’s motion to disqualify Cooley LLP, and denied KeyMe’s pending venue-related motion to dismiss and motion to transfer without prejudice to refiling. The case was stayed until March 30, 2020 to permit KeyMe to retain new legal counsel. The parties filed a joint status report on March 25, 2020, and on March 27, 2020, the Texas Court set a new case schedule with a trial in early December 2020. On April 14, 2020, KeyMe re-filed a single motion to dismiss for improper venue, or in the alternative, to transfer the case to the Southern District of New York. After an oral hearing held on September 30, 2020, the Texas Court denied KeyMe’s motion to dismiss on November 13, 2020.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The Texas Court conducted a claim construction hearing in Marshall, TX, on June 23, 2020 to construe various disputed claim terms of the three patents-in-suit, and issued a claim construction order on July 2, 2020. On August 31, 2020, KeyMe filed two motions for partial summary judgment on portions of the case, and also filed a motion objecting to portions of the testimony of one of Hillman Group’s technical expert witnesses. At a pretrial conference held March 23, 2021, the Texas Court denied KeyMe's motion to exclude expert testimony and KeyMe's motion for summary judgment of no willful infringement in full. KeyMe's motion for summary judgment of non-infringement relating to U.S. Patent No. 10,400,474 was granted in-part and denied in-part; Hillman Group was permitted to proceed with a theory of infringement under the doctrine of equivalents at trial.
On March 2, 2020, Hillman Group filed a second complaint for patent infringement against KeyMe in the same Texas Court, alleging that KeyMe’s key duplication kiosks infringe Hillman Group’s U.S. Patent No. 10,577,830. The case was assigned Civil Action No. 2:20-cv-0070. Hillman Group added a second patent to the case, U.S. Patent No. 10,628,813, upon that patent's issuance on April 21, 2020. Upon issuance of U.S. Patent No. 10,737,336 to Hillman Group on August 10, 2020, Hillman Group moved for leave of Court to add that patent to the case; however, KeyMe opposed the motion.
KeyMe filed a motion to consolidate the two Texas patent cases involving KeyMe and Hillman Group on April 14, 2020. In addition, on April 30, 2020, KeyMe filed a substantially identical motion to dismiss the case for improper venue, or in the alternative, to transfer the case to the Southern District of New York. The Texas Court heard oral argument on the motion to consolidate, the motion to dismiss, and Hillman Group’s motion to add the ’336 patent on September 30, 2020. On October 23, 2020, the Texas Court granted KeyMe’s motion to consolidate the two Texas cases, and granted Hillman Group’s motion to add the ’336 patent. The Texas Court denied KeyMe’s motion to dismiss on November 13, 2020. On November 18, 2020, the Texas Court issued a new case schedule for the consolidated case, setting a trial date of April 5, 2021 for the six-patent case. The parties stipulated in November, 2020 that no new claim construction hearing would be held, and that selected constructions from the 2:19-cv-209 action that pertained to claims in the 2:20-cv-0070 action would govern. Fact discovery closed in the consolidated case on December 21, 2020, and expert discovery closed on January 22, 2021.
On September 9, 2020, the parties conducted a mediation before Ret. District Judge David Folsom of the U.S. District Court of the Eastern District of Texas. Though substantive discussion took place, no agreement on resolution of the litigation was reached.
On January 25, 2021, KeyMe filed a second summary judgment motion for a judgment of no willful infringement, and also filed another motion objecting to portions of the testimony of one of Hillman Group's technical expert witnesses. At a pretrial conference held March 23, 2021, the Texas Court denied both of KeyMe's motions in full.
A jury trial was held in the Texas case from April 5-12, 2021 in Marshall, Texas. On April 12, 2021, the jury returned a verdict that KeyMe did not infringe any of the six asserted patents, and several of the asserted claims were invalid. Final judgment was entered on April 13, 2021. Both parties filed renewed motions for judgment as a matter of law on issues they did not prevail on at trial on May 11, 2021, and Hillman Group additionally filed a motion for a new trial on the same date.
On August 16, 2019, KeyMe filed a complaint for patent infringement against Hillman Group in the United States District Court for the District of Delaware. KeyMe alleges that Hillman Group’s KeyKrafter key duplication machines and MinuteKey self-service key duplication kiosks infringe KeyMe’s U.S. Patent No. 8,682,468 when those machines are used in conjunction with Hillman Group’s KeyHero system. Hillman Group filed an answer to KeyMe’s complaint on October 23, 2019, and asserted counterclaims seeking declaratory judgments of invalidity and noninfringement of U.S. Patent No. 8,682,468. On May 4, 2020, the Delaware Court entered a scheduling order setting trial for November 2021. KeyMe served its initial infringement contentions on June 11, 2020, with Hillman Group serving its initial invalidity contentions on July 16, 2020. The Delaware Court held a claim construction hearing on November 24, 2020, and issued its claim construction order on January 25, 2021. Fact discovery closed in the Delaware case on January 28, 2021. KeyMe served its final infringement contentions on January 4, 2021; Hillman Group served its final invalidity contentions on January 18, 2021. Expert discovery closed on April 8, 2021. Following the close of discovery, Hillman Group filed a motion for summary judgment of noninfringement and no willful infringement in the case on April 15, 2021.
As of June 14, 2021, Hillman Group and KeyMe have globally resolved all pending legal disputes, including the Texas and Delaware district court actions discussed above.
On June 1, 2021, Hy-Ko Products Company LLC ("Hy-Ko"), a manufacturer of key duplication machines, filed a complaint for patent infringement against Hillman Group in the United States District Court for the Eastern District of Texas (Marshall

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Division). The case was assigned Civil Action No. 2:21-cv-0197. Hy-Ko's complaint alleges that Hillman's KeyKrafter and PKOR key duplication machines infringe U.S. Patent Nos. 9,656,332, 9,682,432, 9,687,920, and 10,421,113, which are assigned to Hy-Ko, and seeks damages and injunctive relief against Hillman Group. Hy-Ko's complaint additionally contains allegations of unfair competition under the Federal Lanham Act and conversion/receipt of stolen property, as well as a cause of action for "replevin" for return of stolen property.
On August 2, 2021, Hy-Ko filed an Amended Complaint which did not deviate substantially from the initial Complaint in any way. Hillman Group responded on August 16, 2021, by filing a Motion to Dismiss the conversion and replevin claims because they are barred by the statute of limitations. In its Motion to Dismiss, Hillman Group also requested that the Court strike numerous paragraphs of Hy-Ko's Amended Complaint that, on their face, have nothing to do with Hy-Ko's patent infringement, unfair competition, or conversion and replevin claims. Hillman Group also requested that the Court order Hy-Ko to provide a more definite statement regarding its unfair competition claim. Briefing on Hillman's Motion to Dismiss was completed on September 14, 2021. To date the Court has not entered an order ruling on Hillman's Motion nor has the Court set the matter for a hearing.
Discovery has begun in the case and Hy-Ko has served initial interrogatories regarding Hillman Group's knowledge of the patents in suit and Hillman Group's non-infringement position(s). Hillman Group must respond to the Interrogatories by November 18, 2021. The parties served their Initial and Additional Disclosures on October 20, 2021. Fact discovery will be on-going through February 22, 2022.
Management and legal counsel for Hillman Group are still investigating this recent suit but are initially of the opinion that Hy-Ko's claims are without merit and Hillman Group intends to vigorously defend the claims. Hillman Group is unable to estimate the possible loss or range of loss at this early stage in the case.

8. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $56 and $270 for the thirteen and thirty-nine weeks ended September 25, 2021, respectively, and $130 and $451 for the thirteen and thirty-nine weeks ended September 26, 2020, respectively. Subsequent to the Business Combination, the Company is no longer being charged management fees, Note 3 - Merger Agreement for additional details on the Business Combination.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The rental expense for the lease of this facility was $88 and $264 for the thirteen and thirty-nine weeks ended September 25, 2021, respectively, and was $88 and $263 for the thirteen and thirty-nine weeks ended September 26, 2020, respectively.

9. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and thirty-nine weeks ended September 25, 2021 and the thirteen and thirty-nine weeks ended September 26, 2020, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss to calculate the income tax benefit.

For the thirteen and thirty-nine weeks ended September 25, 2021, the effective income tax rate was 15.1% and 19.7%, respectively. The Company recorded an income tax benefit for the thirteen weeks ended September 25, 2021 of $5,798 and an income tax benefit for the thirty-nine weeks ended September 25, 2021 of $11,023. The effective tax rate for the thirteen and thirty-nine weeks ended September 25, 2021 was the result of an estimated increase in GILTI from the Company's Canadian operations, state and foreign income taxes, non-deductible transaction expenses, non-deductible loss on the Company's warrant liability, and non-deductible stock compensation.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
For the thirteen and thirty-nine weeks ended September 26, 2020, the effective income tax rate was 22.9% and 18.4%, respectively. The Company recorded an income tax provision (benefit) for the thirteen and thirty-nine weeks ended September 26, 2020 of $2,758 and $(2,374), respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 26, 2020 was primarily due to non-deductible stock compensation, and state and foreign income taxes.

On March 27, 2020, the CARES Act was signed into law by the President of the United States. The CARES Act included, among other things, corporate income tax relief in the form of accelerated alternative minimum tax ("AMT") refunds, allowed employers to defer certain payroll tax payments throughout 2020, and provided favorable corporate interest deductions for the 2020 reporting period.

10. Restructuring

Canada Restructuring

During 2018, the Company initiated plans to restructure the operations of the Canada segment. The restructuring seeks to streamline operations in the greater Toronto area by consolidating facilities, exiting certain lines of business, and rationalizing stock keeping units (“SKUs”). The intended result of the Canada restructuring will be a more streamlined and scalable operation focused on delivering optimal service and a broad offering of products across the Company's core categories. The Company expects restructuring activities to be completed in 2021. The following is a summary of the charges incurred:

	Thirteen Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-nine Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 26, 2020
Facility consolidation (1)
Labor expenses	$—	$19	$—	$396
Inventory valuation adjustments	—	47	—	47
Consulting and legal fees	26	63	26	114
Other expenses	—	51	5	713
Rent and related charges	—	434	—	1,523
Severance	436	37	466	569
Total	$462	$651	$497	$3,362

(1)Facility consolidation includes labor expense related to organizing inventory and equipment in preparation for the facility consolidation, consulting and legal fees related to the project, and other expenses. These expenses were included in SG&A on the Condensed Consolidated Statement of Comprehensive Loss.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following represents the roll forward of Canada restructuring reserves for the current period:

Severance and related expense
Balance as of December 28, 2019	$1,121
Restructuring charges	707
Cash paid	(1,519)
Balance as of December 26, 2020	$309
Restructuring charges	466
Cash paid	(468)
Balance as of September 25, 2021	$307
United States Restructuring

During fiscal 2019, the Company began implementing a plan to restructure the management and operations within the United States to achieve synergies and cost savings associated with the Company's acquisition activities. This restructuring includes management realignment, integration of sales and operating functions, and strategic review of the Company's product offerings. This plan was finalized during the fourth quarter of fiscal 2019. The Company incurred additional charges in fiscal 2020 and 2021 related to the consolidation of two of our distribution centers. Charges incurred in part of the United States Restructuring Plan included:

	Thirteen Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-nine Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 26, 2020
Management realignment & integration
Severance	$—	$—	$74	$880
Facility closures
Severance	—	489	—	893
Inventory valuation adjustments	—	1,568	—	1,568
Other	—	974	—	$1,003
Total	$—	$3,031	$74	$4,344

The following represents the roll forward of United States restructuring reserves for the current period:

Severance and related expense
Balance as of December 28, 2019	$3,286
Restructuring charges	1,789
Cash paid	(4,250)
Balance as of December 26, 2020	$825
Restructuring charges	74
Cash paid	(822)
Balance as of September 25, 2021	$77

11. Warrants:

Each whole warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share. As of September 25, 2021, there were 24,666,628 warrants outstanding consisting of 16,666,628 public warrants, which were included in the units issued in Landcadia's initial public offering ("Public Warrants"), and 8,000,000 private placement

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
warrants, which were included in the units issued in the concurrent private placement at the time of Landcadia's initial public offering ("Private Placement Warrants" and, collectively with the Public Warrants, the "warrants"). The Public and Private Placement Warrants were accounted for as liabilities and are presented as warrant liabilities on condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within loss on change in fair value of warrant liabilities in the condensed consolidated statement of operations.

The Public Warrants may only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the units issued in the initial public offering into their component parts of Public Warrants and shares of common stock. The Public Warrants will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering.

Redemption of the Public Warrants when the price per share of common stock equals or exceeds $18. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Redemption of Public Warrants when the price per share of common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the shares of Class A common stock;
•if, and only if, the last reported sale price (the “closing price”) of the Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

The Private Placement Warrants will be exercisable at the holder’s option, and be non-redeemable (except as described above under “Redemption of the Public Warrants when the price per share of common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12. Long Term Debt:

The following table summarizes the Company’s debt:

	September 25, 2021	December 26, 2020
Revolving loans	$74,000	$72,000
Senior term loan, due 2028	851,000	—
Senior term loan, due 2025	—	1,037,044
6.375% Senior Notes, due 2022	—	330,000
11.6% Junior Subordinated Debentures - Preferred	—	105,443
Junior Subordinated Debentures - Common	—	3,261
Capital & finance leases	1,715	2,044
	926,715	1,549,792
Unamortized premium on 11.6% Junior Subordinated Debentures	—	14,591
Unamortized discount on Senior term loan	(6,183)	(6,532)
Current portion of long term debt, capital leases and finance leases	(7,174)	(11,481)
Deferred financing fees	(22,735)	(10,862)
Total long term debt, net	$890,623	$1,535,508

As of September 25, 2021, there was $851,000 outstanding under the Term Credit Agreement. As of September 25, 2021, the Company had $74,000 outstanding under the ABL Revolver along with $25,908 of letters of credit. The Company has approximately $150,092 of available borrowings under the ABL Revolver as a source of liquidity.

On April 16, 2021, the Company acquired Oz Post International, LLC ("OZCO"). The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35,000 of incremental term loan funds to be used to finance the acquisition. See Note 5 - Acquisitions for additional information regarding the OZCO acquisition.

In connection with the Closing as described in Note 1 - Basis of Presentation, the Company entered into a new credit agreement (the “Term Credit Agreement”), which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). The Company also also entered into an amendment to their existing asset-based revolving credit agreement (the “ABL Amendment”) extending the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds of the funded term loans under the Term Credit Agreement and revolving credit loans under the ABL Credit Agreement were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018 ("2018 Term Loan" including the OZCO Amendment), (2) refinance outstanding revolving credit loans, and (3) redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”). Additionally, the Company fully redeemed the 11.6% Junior Subordinated Debentures.

The interest rate on the Term Credit Agreement is, at the discretion of the Company, either the adjusted London Interbank Offered Rate ("LIBOR") rate plus a margin varying from 2.75% and 2.50% per annum or an alternate base rate plus a margin varying from 1.75% to 1.50% per annum. The Term Credit Agreement is payable in installments equal 0.25% of the original principal amount and delayed draw with a balloon payment due on the maturity date of July 14, 2028. The term loans and other amounts outstanding under the Term Credit Agreement are guaranteed by the Company's wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the guarantors’ assets. The delayed draw term loan facility under the Term Credit Agreement may be used to finance permitted acquisitions and similar investments and to replenish cash and repay revolving credit loans previously used for permitted acquisitions.

Portions of the ABL Revolver are separately available for borrowing by the Company's United States subsidiary and Canadian subsidiary for $200,000 and $50,000, respectively. The interest rate for the ABL Revolver is, at the discretion of the Company, either adjusted LIBOR (or a Canadian banker’s acceptance rate in the case of Canadian Dollar loans) plus a margin varying

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
from 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian Dollar loans) plus a margin varying from 0.25% to 0.75% per annum based on availability. The stated maturity date of the revolving credit commitments under the ABL Credit Agreement is May 31, 2026. The loans and other amounts outstanding under the ABL Credit Agreement and related documents are guaranteed by Holdings and, subject to certain exceptions, the Borrower’s wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the guarantors’ assets plus, solely in the case of the Canadian Borrower, its and its wholly-owned Canadian subsidiary’s assets, which has guaranteed by the Canadian portion under the ABL Credit Agreement.

In connection with the Term Credit Agreement, the Company recorded $23,432 in deferred financing fees and $6,380 in discount which are recorded as long term debt on the Condensed Consolidated Balance Sheet. In connection with the ABL Amendment, the Company recorded $3,035 in deferred financing fees which are recorded as other non-current assets on the Condensed Consolidated Balance Sheet.

Additionally, the Company recorded a loss (gain) on extinguishment of debt for each debt instrument included in the refinancing as detailed below. The Company amended it's interest rate swaps in connection with the refinancing, see Note 17 - Derivatives and Hedging for additional details.

Loss (gain) on extinguishment of debt
Term Credit Agreement	$20,243
ABL Revolver	288
6.375% Senior Notes, due 2022	1,083
11.6% Junior Subordinated Debentures	(13,603)
Interest rate swaps	59
Total	$8,070

Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 18 - Fair Value Measurements.

13. Leases

Lessee

The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. The Company leases certain distribution center locations, vehicles, forklifts, computer equipment, and its corporate headquarters with expiration dates through 2032. Certain lease arrangements include escalating rent payments and options to extend the lease term. Expected lease terms include these options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. The Company's leasing arrangements do not contain material residual value guarantees nor material restrictive covenants.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The components of operating and finance lease cost for the thirteen and thirty-nine weeks ended September 25, 2021 and thirteen and thirty-nine weeks ended September 26, 2020 were as follows:

	Thirteen Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-nine Weeks Ended September 26, 2020
Operating lease cost	$5,482	$15,724	$4,989	$14,283
Short term lease costs	834	2,820	633	1,682
Variable lease costs	576	1,334	104	775
Finance lease cost:
Amortization of right of use assets	230	668	206	608
Interest on lease liabilities	29	96	34	106

Rent expense totaled $6,892 and $19,878 in the thirteen and thirty-nine weeks ended September 25, 2021, respectively, and $5,726 and $16,740 in the thirteen and thirty-nine weeks ended September 26, 2020, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.

The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating and finance leases were as follows as of September 25, 2021 and December 26, 2020:

	September 25, 2021		December 26, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.81	2.55	7.19	2.61
Weighted average discount rate	7.91%	6.52%	8.28%	7.14%

Supplemental balance sheet information related to the Company's finance leases was as follows as of September 25, 2021 and December 26, 2020:

	September 25, 2021	December 26, 2020
Finance lease assets, net, included in property plant and equipment	$1,629	$1,919

Current portion of long-term debt	791	872
Long-term debt, less current portion	924	1,172
Total principal payable on finance leases	1,715	2,044

Supplemental cash flow information related to the Company's operating leases was as follows for the thirty-nine weeks ended September 25, 2021 and thirty-nine weeks ended September 26, 2020:

	Thirty-nine Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$14,854	$13,821
Operating cash outflow from finance leases	99	106
Financing cash outflow from finance leases	697	624

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Maturities of our lease liabilities for all operating and finance leases are as follows as of September 25, 2021:

	Operating Leases	Finance Leases
Less than one year	$19,078	$882
1 to 2 years	17,362	561
2 to 3 years	16,174	300
3 to 4 years	15,562	69
4 to 5 years	14,680	45
After 5 years	33,339	—
Total future minimum rental commitments	116,195	1,857
Less - amounts representing interest	(26,277)	(142)
Present value of lease liabilities	$89,918	$1,715
Lessor

The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

14. Equity and Accumulated Other Comprehensive Income:

Accumulated Other Comprehensive Loss

The following is a detail of the change in the Company's accumulated other comprehensive loss from December 28, 2019 to September 25, 2021, including the effect of significant reclassifications out of accumulated other comprehensive income (net of tax):

Foreign Currency Translation
Balance at December 28, 2019	$(32,040)
Other comprehensive income before reclassifications	2,652
Amounts reclassified from other comprehensive income	—
Net current period other comprehensive income	2,652
Balance at December 26, 2020	(29,388)
Other comprehensive income before reclassifications	1,575
Amounts reclassified from other comprehensive income [1]	246
Net current period other comprehensive income	1,821
Balance at September 25, 2021	$(27,567)

1.During the thirty-nine weeks ended September 25, 2021, the Company obtained and amended its interest rate swap agreements to hedge against effective cash flows (i.e. interest payments) on floating-rate debt associated with the Company's new Term Credit Agreement. Refer to Note 12 - Long Term Debt for further details. In accordance with ASC 815, derivatives designated and that qualify as cash flow hedges of interest rate risk record the associated gain or loss within other comprehensive income. For the thirty-nine weeks ended September 25, 2021, the Company deferred a gain of $179, reclassified a loss of $150 and associated tax provision of $83 into other comprehensive income due to hedging activities. The amounts reclassified out of other comprehensive income were recorded as interest expense. See Note 17 - Derivatives and Hedging for additional information on the interest rate swaps.

15. Stock Based Compensation:

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2014 Equity Incentive Plan

Following the Merger and in connection with the business combination described in Note 3 - Merger Agreement, Landcadia Holdings III, Inc. (“Landcadia”) became the direct parent company of HMAN and was renamed Hillman Solutions Corp. (“New Hillman”). Shares of Class A common stock of New Hillman (“New Hillman Shares”) are publicly traded on The Nasdaq Capital Market. Consequently, the outstanding stock options issued under the 2014 Equity Incentive Plan (the “Prior Plan”) prior to the Merger were converted and modified to purchase New Hillman Shares.

At the Closing, each outstanding option to acquire common stock of Hillman Holdco (a “Hillman Holdco Option”), whether vested or unvested, was assumed by New Hillman and converted into an option to purchase common stock of New Hillman (“New Hillman Option”) with substantially the same terms and conditions (including expiration date and exercise provisions) as applicable to the Hillman Holdco Option immediately prior to the Closing, except both the number of shares and the exercise price were modified using the conversion ratio at closing. Each New Hillman Option is generally subject to the same vesting conditions as the Hillman Holdco Option from which it was converted, except that the performance-based vesting conditions of any Hillman Holdco Option granted prior to 2021 were adjusted such that the performance-based portion of the associated New Hillman Option will vest upon certain pre-established stock price hurdles. For all time based options and performance options granted during 2021 the change in fair value was immaterial and as such no additional compensation cost was recognized. For the performance options granted prior, the modification of the vesting criteria resulted in $11,542 of additional compensation expense, $3,663 of which was recognized in the thirteen and thirty-nine weeks ended September 25, 2021, the remainder of which will be recognized through Q1 2022.

At the Closing, (i) each share of unvested restricted Hillman Holdco common stock was cancelled and converted into the right to receive a number of shares of New Hillman restricted stock equal to the Closing Stock Per Restricted Share Amount (as defined in the Merger Agreement) with substantially the same terms and conditions as were applicable to the related share of Hillman Holdco restricted stock immediately prior to the Closing (including with respect to vesting and termination-related provisions), and (ii) each Hillman Holdco restricted stock unit was assumed by New Hillman and converted into a New Hillman restricted stock unit award with substantially the same terms and conditions as were applicable to such Hillman Holdco restricted stock unit immediately prior to the Closing (including with respect to vesting and termination-related provisions).

Upon closing, the 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.

The following table summarizes the key assumptions used in the valuation model for valuing the Company's stock compensation awards under the 2014 Equity Incentive Plan:

Dividend yield	0%
Risk free interest rate	0.40%	-	1.81%
Expected volatility	31.50%
Expected terms	6.25 years

Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on specified targets such as Company performance and Company stock price hurdles.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
A summary of the stock option activity under the 2014 Equity Inventive Plan for the thirty-nine weeks ended September 25, 2021 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Exercise Price per Share (in whole dollars)	Weighted Avg. Remaining Contractual Term
Outstanding at December 26, 2020	12,749	$7.66	8.0 years
Granted	2,348
Exercised	(286)
Forfeited or expired	(1,186)
Outstanding at September 25, 2021	13,625	$8.13	7.3 years
Exercisable at September 25, 2021	4,936	$7.74	6.74 years

Restricted Stock
The Company granted restricted stock at the grant date fair value of the underlying common stock securities. The restrictions lapse in one quarter increments on each of the three anniversaries of the award date, and one quarter on the completion of the relocation of the recipient to the Cincinnati area or earlier in the event of a change in control. The associated expense is recognized over the service period.

A summary of the restricted stock activity under the 2014 Equity Incentive Plan for the thirty-nine weeks ended September 25, 2021 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Unvested at December 26, 2020	177	$7.09
Awarded	—
Vested	(88)
Forfeited or expired	—
Unvested at September 25, 2021	89	$7.09

Restricted Stock Units
The restricted stock units ("RSUs") granted to employees for service generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date.

A summary of the restricted stock unit activity under the 2014 Equity Incentive Plan for the thirty-nine weeks ended September 25, 2021 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 26, 2020	—	$—
Granted	323	$10.00
Exercised	—
Forfeited or expired	—
Outstanding at September 25, 2021	323	$10.00

2021 Equity Incentive Plan

Effective July 14, 2021, the Company established the 2021 Equity Incentive Plan. Under the 2021 Equity Incentive Plan (the “Plan”), the maximum number of shares of Stock that may be delivered in satisfaction of Awards under the Plan as of the Effective Date is (i) 7,150,814 shares, plus (ii) the number of shares of Stock underlying awards under the 2014 Equity

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Incentive Plan that on or after the Effective Date expire or become unexercisable, or are forfeited, cancelled or otherwise terminated, in each case, without delivery of shares or cash therefore, and would have become available again for grant under the Prior Plan in accordance with its terms (not to exceed 14,523,510 shares of Stock in the aggregate) (the “Share Pool”).

Restricted Stock Units
The RSUs granted to employees for service generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date.

A summary of the restricted stock unit activity under the 2021 Equity Incentive Plan for the thirty-nine weeks ended September 25, 2021 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 26, 2020	—
Granted	50	$12.05
Exercised	—
Forfeited or expired	—
Outstanding at September 25, 2021	50	$12.05

16. Earnings Per Share:

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options, restricted stock awards, and warrants. The following is a reconciliation of the basic and diluted earnings per share ("EPS") computations for both the numerator and denominator (in thousands, except per share data):

	Thirteen Weeks Ended September 25, 2021			Thirty-nine Weeks Ended September 25, 2021
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(32,524)	168,440	$(0.19)	$(44,879)	116,945	$(0.38)
Dilutive effect of stock options and awards	—	—	—	—	—	—
Dilutive effect of warrants	—	—	—	—	—	—
Net loss per diluted common share	$(32,524)	168,440	$(0.19)	$(44,879)	116,945	$(0.38)

	Thirteen Weeks Ended September 26, 2020			Thirty-nine Weeks Ended September 26, 2020
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$9,304	89,745	$0.10	$(10,537)	89,673	$(0.12)
Dilutive effect of stock options	—	780	—	—	—	—
Net loss per diluted common share	$9,304	90,525	$0.10	$(10,537)	89,673	$(0.12)

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Stock options and awards outstanding totaling 1,492,329 and 2,017,795 were excluded from the computation for the thirteen and thirty-nine weeks ended September 25, 2021, respectively, as they would have had an antidilutive effect under the treasury stock method. Warrants of 19,787,515 and 6,595,838 were excluded from the computation for the thirteen and thirty-nine weeks ended September 25, 2021, respectively, as they would have had an antidilutive effect under the treasury stock method. Stock options and awards outstanding totaling 7,632,030 and 6,991,911 were excluded from the computation for the thirteen and thirty-nine weeks ended September 26, 2020, respectively, as they would have had an antidilutive effect under the treasury stock method.

17. Derivatives and Hedging:
FASB ASC 815, Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments.

The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate Term Credit Agreement. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless unless the derivative is designated as a cash flow hedge and qualifies as an effective hedge, in which case those changes in fair value would be recognized on the Company's Condensed Consolidated Balance Sheets within other comprehensive income.
The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
Interest Rate Swap Agreements
On January 8, 2018, the Company entered into a forward Interest Rate Swap Agreement ("2018 Swap 1") with three-year terms for a notional amount of $90,000. The forward start date of the 2018 Swap was September 30, 2018 and the termination date is June 30, 2021. The 2018 Swap 1 has a determined interest rate of 2.3%. The 2018 Swap 1 was terminated on June 30, 2021. In accordance with ASC 815, the 2018 Swap 1 was not designated as a cash flow hedge and therefore changes in fair value were recorded in other (income) expense on the Company's Statements of Comprehensive Income.
On November 8, 2018, the Company entered into another new forward Interest Rate Swap Agreement ("2018 Swap 2") with three-year terms for a $60,000 notional amount. The forward start date of the 2018 Swap 2 was November 30, 2018 and the termination date is November 30, 2022. The 2018 Swap 2 has determined interest rate of 3.1%. The 2018 Swap 2 was effectively terminated on July 16, 2021 in connection with the Merger as described in Note 3 - Merger Agreement. In accordance with ASC 815, the 2018 Swap 2 was not designated as a cash flow hedge and therefore changes in fair value were recorded in other (income) expense on the Company's Statement of Comprehensive Income.
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 1") with three-year terms for a notional amount of $144,000. The forward start date of the 2021 Swap 1 was July 30, 2021 and the termination date is July 31, 2024. The 2021 Swap 1 has a determined fixed interest rate of 0.75%. In accordance with ASC 815, the Company determined the 2021 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive income within the Company's Statement of Comprehensive Income and the deferred gains or losses are reclassified out of other comprehensive income in the same period during which the hedged transactions affect earnings.
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 2") with three-year terms for a notional amount of $216,000. The forward start date of the 2021 Swap 2 was July 30, 2021 and the termination date is July 31, 2024. The 2021 Swap 2 has a determined fixed interest rate of 0.76% . In accordance with ASC 815, the Company determined the 2021 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive income within the Company's Statement of Comprehensive Income and the deferred gains or losses are reclassified out of other comprehensive income in the same period during which the hedged transactions affect earnings.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
On July 16, 2021, the Company modified its original 2018 Swap 2 derivative instrument ("2021 Swap 3") for a notional amount of $60,000. The forward start date of the 2021 Swap 3 was July 30, 2021 and the termination date is November 30, 2022. The 2021 Swap 3 has a determined fixed interest rate of 3.64% . In accordance with ASC 815, the Company determined the 2021 Swap 3 constituted an effective cash flow hedge and therefore changes in fair value are recorded within accumulated other comprehensive loss within the Company's Condensed Consolidated Balance Sheets and the deferred gains or losses are reclassified out of other comprehensive income in the same period during which the hedged transactions affect earnings.
The following table summarizes the Company's derivatives financial instruments:

	Asset Derivatives		Liability Derivatives
	As of September 25, 2021		As of September 25, 2021		As of December 26, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other non-current assets	$484	Other accrued expenses	$(330)		$—
2021 Swap 2	Other non-current assets	691	Other accrued expenses	(511)		—
2021 Swap 3	Other non-current assets	3	Other accrued expenses/other non-current liabilities (1)	(2,353)		—
Total hedging instruments		$1,178		$(3,194)		$—
Derivatives not designated as hedging instruments:
2018 Swap 1		$—		$—	Other accrued expenses	$(709)
2018 Swap 2		—		—	Other non-current liabilities	(3,484)
Total non-hedging instruments		$—		$—		$(4,193)
(1) 2021 Swap 3 has $1,882 included in other accrued expenses and $471 included in other non-current liabilities.
Additional information with respect to the fair value of derivative instruments is included in Note 18 - Fair Value Measurements.

18. Fair Value Measurements:

The Company uses the accounting guidance that applies to all assets and liabilities that are being measured and reported on a fair value basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs reflecting the reporting entity’s own assumptions.
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	As of September 25, 2021
	Level 1	Level 2	Level 3	Total
Trading securities	$1,618	$—	$—	$1,618
Interest rate swaps	—	(2,016)	—	(2,016)
Contingent consideration payable	—	—	(13,061)	(13,061)
Public warrants	(49,500)	—	—	(49,500)
Private warrants	—	—	(31,680)	(31,680)

	As of December 26, 2020
	Level 1	Level 2	Level 3	Total
Trading securities	$1,911	$—	$—	$1,911
Interest rate swaps	—	(4,193)	—	(4,193)
Contingent consideration payable	—	—	(14,197)	(14,197)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of September 25, 2021 and December 26, 2020, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.

The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. As of September 25, 2021, the total contingent consideration was recorded as $472 of other accrued expenses and $12,589 in other non-current liabilities on the Condensed Consolidated Balance Sheets. As of December 26, 2020, the total contingent consideration was recorded as $417 of other accrued expenses and $13,780 in other non-current liabilities on the Condensed Consolidated Balance Sheets. As of September 25, 2021 compared to December 26, 2020, the Company recorded a $692 and $418 decrease in the Resharp and Instafob contingent consideration liability, respectively. The total $1,110 gain on the revaluation was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability as of September 25, 2021 compared to the prior valuation period and was recorded within other income in the Condensed Consolidated Statements of Comprehensive Income.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed consolidated balance sheets. The warrant liabilities are measured at fair value upon assumption and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations. The Public Warrants are considered part of level 1 of the fair value hierarchy, as those securities are traded on an active public market. At the Closing Date and at September 25, 2021, the Company valued the Private Warrants using Level 3 of the fair value hierarchy. The Private Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants are the share price of the Company's common stock, the risk free rate, and the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was estimated to be approximately 35% and the risk free rate was 0.93% in the valuation as of September 25, 2021.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of September 25, 2021 and December 26, 2020 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2. The Company fully redeemed the 6.375% Senior Notes and Junior Subordinated Debentures in the third quarter of 2021. See Note 12 - Long Term Debt for additional details.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	September 25, 2021		December 26, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$—	$—	$328,333	$327,525
Junior Subordinated Debentures	—	—	123,295	128,022

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the Condensed Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at September 25, 2021 and December 26, 2020 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at September 25, 2021 and December 26, 2020 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

19. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of September 25, 2021: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen and thirty-nine weeks ended September 25, 2021 and thirteen and thirty-nine weeks ended September 26, 2020.

	Thirteen Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-nine Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 26, 2020
Revenues
Hardware and Protective Solutions	$261,456	$300,307	$775,514	$782,983
Robotics and Digital Solutions	67,499	59,186	189,729	157,691
Canada	35,525	39,187	116,233	100,552
Total revenues	$364,480	$398,680	$1,081,476	$1,041,226
Segment income (loss) from operations
Hardware and Protective Solutions	$(24,901)	$30,107	$(8,856)	$63,383
Robotics and Digital Solutions	11,158	3,046	17,858	4,432
Canada	448	1,949	2,992	(2,539)
Total (loss) income from operations	$(13,295)	$35,102	$11,994	$65,276

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

Forward-Looking Statements

Certain disclosures related to acquisitions, refinancing, capital expenditures, resolution of pending litigation, and realization of deferred tax assets contained in this quarterly report involve substantial risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “project,” or the negative of such terms or other similar expressions.
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s annual financial statements for the year ended December 26, 2020 included in the S-1 filed on August 25, 2021 with the Securities and Exchange Commission (“SEC”). Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s annual financial statements for the year ended December 26, 2020 included in the S-1 filed on August 25, 2021 with the Securities and Exchange Commission (“SEC”); they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

General

Hillman Solutions Corp.and its wholly-owned subsidiaries (collectively, "Hillman" or "Company") are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through the wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”). Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; personal protective equipment; and identification items, such as tags and letters, numbers, and signs. We support our product sales with services that include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

On July 14, 2021, privately held HMAN Group Holdings Inc. ("Old Hillman"), and Landcadia Holdings III, Inc. (“Landcadia” and after the Business Combination described herein, “New Hillman”), a special purpose acquisition company ("SPAC") consummated the previously announced business combination (the “Closing”) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, the "Merger Agreement”). Unless the context indicates otherwise, the discussion of the Company and it's financial condition and results of operations is with respect to New Hillman following the closing date and Old Hillman prior to the closing date. See Note 1 - Basis of Presentation of the Notes to Condensed Consolidated Financial Statements for additional information.

In connection with the Closing, the Company entered into a new credit agreement (the “Term Credit Agreement”), which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). The Company also also entered into an amendment to their existing asset-based revolving credit agreement, extending the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds of the funded term loans under the Term Credit Agreement and revolving credit loans under the ABL Credit Agreement were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018, (2) refinance outstanding revolving credit loans, and (3) redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”). Additionally, we fully redeemed the 11.6% Junior Subordinated Debentures. In connection with the refinancing we incurred a loss of $8.1 million and paid $21.0 million in financing fees. See Note 12 - Long Term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.

On April 16, 2021, the Company completed the acquisition of Oz Post International, LLC ("OZCO"), a leading manufacturer of superior quality hardware that offers structural fasteners and connectors used for decks, fences and other outdoor structures, for a total purchase price of $39.1 million. The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35.0 million of incremental term loan funds to be used to finance the acquisition. Refer to Note 5 - Acquisitions for additional information.

Current Economic Conditions

Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States and Canada. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. In 2020, the pandemic had a significant impact on our business, driving high demand for personal protective equipment, including face masks, disposable gloves, sanitizing wipes, and disinfecting sprays. During 2020, at the request of our customers, we began to sell certain categories of protective and cleaning equipment that are not a part of our core product offerings, including wipes, sprays, masks and bulk boxes of disposable gloves. High demand and limited supply of these products available for retail sale drove prices and cost up in 2020. In contrast, in 2021 the pandemic has had less of an impact on our business, economic activity has generally recovered and consumer access to personal protective equipment has normalized. By the end of the third quarter of 2021 our product mix has begun to normalize back to near pre-pandemic levels. In 2021, demand for certain protective product categories softened as vaccines were rolled out supply returned to a more normal level. In the third quarter of 2021, we evaluated our customers' needs and the market conditions and ultimately decided to exit certain protective product categories. In connection with the exit of these product lines, we recorded an inventory valuation charge of $32.0 million including the write off of inventory along with costs for donation and disposal of the remaining inventory on hand.

It is possible that the COVID-19 pandemic could further impact our business, the operations of our suppliers and vendors, and the operations of our customers, especially in light of the emergence of new variants which would cause a recurrence of high levels of infection and hospitalization. If we need to close any of our facilities or a critical number of our employees become too ill to work, our distribution network could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, demand for our products could also be materially adversely affected in a rapid manner. The Company continues to experience customer demand both during the thirteen and thirty-nine weeks ended September 25, 2021 and during the subsequent period. Our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail through the remainder of fiscal 2021. A large portion of our customers continue to operate and sell our products, with some customers reducing operations or restricting some access to portions of the retail space. The magnitude of the financial impact on our quarterly and annual results is dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and Canada economies resume normal operations.

An extended period of global supply chain, workforce availability, and economic disruption could materially affect the Company's business, the results of operations, financial condition, access to sources of liquidity, and the carrying value of goodwill and intangible assets. While a triggering event did not occur during the thirteen and thirty-nine weeks ended September 25, 2021, a prolonged COVID-19 pandemic could negatively impact net sales growth, change key assumptions and other global and regional macroeconomic factors that could result in future impairment charges for goodwill, indefinite-lived intangible assets and definite lived intangible assets. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition, or liquidity will ultimately be impacted.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately 1.7% in 2019, declined by 6.5% in 2020, and declined by 1.1% during the thirty-nine weeks ended September 25, 2021. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 0.2% in 2019, declined by 7.9% in 2020, and declined by 1.5% during the thirty-nine weeks ended September 25, 2021.
In addition, the negotiated purchase price of our products may be dependent upon market fluctuations in the cost of raw materials such as steel, zinc, and nickel used by our vendors in their manufacturing processes. The final purchase cost of our products may also be dependent upon inflation or deflation in the local economies of vendors in China and Taiwan that could impact the cost of labor used in the manufacturing of our products.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 4.1% in 2019, declined by 1.9% in 2020, and declined by 1.2% during the thirty-nine weeks ended September 25, 2021. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended September 25, 2021 and the thirteen weeks ended September 26, 2020.

Thirteen weeks ended September 25, 2021 vs the Thirteen weeks ended September 26, 2020

	Thirteen Weeks Ended September 25, 2021		Thirteen Weeks Ended September 26, 2020
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$364,480	100.0%	$398,680	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	236,999	65.0%	227,481	57.1%
Selling, general and administrative expenses	110,447	30.3%	107,333	26.9%
Depreciation	14,454	4.0%	15,926	4.0%
Amortization	15,504	4.3%	14,883	3.7%
Other (income) expense	371	0.1%	(2,045)	(0.5)%
(Loss) income from operations	(13,295)	(3.6)%	35,102	8.8%
Loss on change in fair value of warrant liability	3,990	1.1%	—	—%
Interest expense, net of investment income	13,228	3.6%	23,813	6.0%
Mark-to-market adjustment of interest rate swap	(261)	(0.1)%	(773)	(0.2)%
Refinancing charges	8,070	52.1%	—	—%
Income (loss) before income taxes	(38,322)	(10.5)%	12,062	3.0%
Income tax expense (benefit)	(5,798)	(1.6)%	2,758	0.7%
Net income (loss)	$(32,524)	(8.9)%	$9,304	2.3%

Adjusted EBITDA(1)	$56,528	15.5%	$74,983	18.8%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales
Net sales for the third quarter of 2021 were $364.5 million, a decrease of approximately $34.2 million compared to net sales of $398.7 million for the third quarter of 2020. Sales of personal protective equipment decreased by $25.9 million due to lower demand for COVID-19 protective and cleaning products in the third quarter of 2021. Sales of hardware products decreased by $12.9 million. Sales in Canada decreased $3.7 million. The decreases in hardware products and sales in Canada were primarily due to softer retail sales partially offset by price increases taken in the third quarter of 2021 in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs. These decreases were partially offset by increased sales of keys and key accessories of $7.6 million. Key and key accessory sales were negatively impacted in the prior year by reduced retail foot traffic and restricted access to key duplicating kiosks as a result of COVID-19.
Cost of Sales
Our cost of sales was $237.0 million, or 65.0% of net sales, in the third quarter of 2021, an increase of approximately $9.5 million compared to $227.5 million, or 57.1% of net sales, in the third quarter of 2020. The increase of 7.9% in cost of sales, expressed as a percent of net sales, in the third quarter of 2021 compared to the third quarter of 2020 was primarily due to an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million primarily related to strategic review of our COVID-19 related product offerings. In the third quarter of 2021, we evaluated our customers' needs and the market conditions and ultimately decided to exit certain protective product categories related to COVID-19, including cleaning wipes, disinfecting sprays, face masks, and certain disposable gloves. The remaining increase was primarily due to inflation.

Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $110.4 million in the thirteen weeks ended September 25, 2021, an increase of approximately $3.1 million, compared to $107.3 million in the thirteen weeks ended September 26, 2020. The following changes in underlying trends impacted the change in operating expenses:

•Selling expense was $42.0 million in the third quarter of 2021, an increase of $2.6 million compared to $39.4 million in the third quarter of 2020. The increase in selling expense was primarily due to increased marketing, variable compensation, and travel and entertainment expense in the third quarter of 2021.

•Warehouse and delivery expenses were $44.9 million in the third quarter of 2021, an increase of $1.0 million compared to $43.9 million in the third quarter of 2020. The additional expense was primarily driven by inflation.

•General and administrative (“G&A”) expenses were $23.5 million in the third quarter of 2021, a decrease of $0.5 million compared to $24.0 million in the third quarter of 2020. The $0.5 million decrease was primarily driven by lower legal fees and acquisition related expenses along with lower variable compensation. These were partially offset by increased stock based compensation (see Note 2 - Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for additional information).

Depreciation expense was $14.5 million in the third quarter of 2021 compared to depreciation expense of $15.9 million in the third quarter of 2020. The decrease was due to certain assets becoming fully depreciated. Amortization expense was $15.5 million in the third quarter of 2021 which was compared to $14.9 million in the third quarter of 2020. The increase was primarily due to the acquisition of Ozco in the current year.

Other expense was $0.4 million in the third quarter of 2021 compared to other income of $2.0 million in the third quarter of 2020. Other expense in the third quarter of 2021 was comprised primarily of exchange rate losses of $0.3 million along with a a $0.1 million loss on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob, (see Note 18 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In the third quarter of 2020 other income consisted primarily of $1.8 million in cash received from the Canadian government as a part of the Canada Emergency Wage Subsidy program for relief during the second quarter shutdown in Canada during the COVID-19 outbreak. We also recorded exchange rate gains of $0.3 million in the third quarter of 2020.

Thirty-nine weeks ended September 25, 2021 vs the Thirty-nine weeks ended September 26, 2020

	Thirty-nine Weeks Ended September 25, 2021		Thirty-nine Weeks Ended September 26, 2020
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,081,476	100.0%	$1,041,226	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	654,264	60.5%	590,294	56.7%
Selling, general and administrative expenses	325,288	30.1%	292,056	28.0%
Depreciation	46,065	4.3%	50,673	4.9%
Amortization	45,827	4.2%	44,596	4.3%
Other income	(1,962)	(0.2)%	(1,669)	(0.2)%
Income from operations	11,994	1.1%	65,276	6.3%
Loss on change in fair value of warrant liability	3,990	0.4%	—	—%
Interest expense, net of investment income	57,521	5.3%	77,018	7.4%
Mark-to-market adjustment of interest rate swap	(1,685)	(0.2)%	1,169	0.1%
Refinancing charges	8,070	17.6%	—	—%
Loss before income taxes	(55,902)	(5.2)%	(12,911)	(1.2)%
Income tax expense (benefit)	(11,023)	(1.0)%	(2,374)	(0.2)%
Net loss	$(44,879)	(4.1)%	$(10,537)	(1.0)%

Adjusted EBITDA(1)	$168,806	15.6%	$178,114	17.1%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Net Sales
Net sales for the thirty-nine weeks ended September 25, 2021 were $1,081.5 million, an increase of approximately $40.3 million compared to net sales of $1,041.2 million for the thirty-nine weeks ended September 26, 2020. Key and engraving sales increased $31.9 million and sales in Canada increased $15.7 million. Key and engraving sales and sales in Canada were both negatively impacted by low retail foot traffic and limited access to key and engraving machines in the thirty-nine weeks ended September 26, 2020 due to COVID-19. Sales of hardware products increased by $13.9 million driven by strong retail demand and price increases taken in the third quarter of 2021 in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs. These increases were partially offset by sales of personal protective equipment, which decreased by $21.4 million due to lower demand for COVID-19 protective and cleaning equipment in 2021.
Cost of Sales
Our cost of sales was $654.3 million, or 60.5% of net sales, in the thirty-nine weeks ended September 25, 2021, an increase of approximately $64.0 million compared to $590.3 million, or 56.7% of net sales, in the thirty-nine weeks ended September 26, 2020. The increase of 3.8% in cost of sales, expressed as a percent of net sales, in 2021 compared to the thirty-nine weeks ended September 26, 2020 was primarily due to an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million primarily related to strategic review of our COVID-19 related product offerings. In the third quarter of 2021, we evaluated our customers' needs and the market conditions and ultimately decided to exit certain protective product categories related to COVID-19, including cleaning wipes, disinfecting sprays, face masks, and certain disposable gloves. The remaining increase was primarily due to inflation.

Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $325.3 million in the thirty-nine weeks ended September 25, 2021, an increase of approximately $33.2 million, compared to $292.1 million in the thirty-nine weeks ended September 26, 2020. The following changes in underlying trends impacted the change in operating expenses:

•Selling expense was $119.5 million in the thirty-nine weeks ended September 25, 2021, an increase of $8.1 million compared to $111.4 million in the thirty-nine weeks ended September 26, 2020. The increase in selling expense was primarily due to increased marketing, variable compensation, and travel and entertainment expense in the thirty-nine weeks ended September 25, 2021.

•Warehouse and delivery expenses were $129.4 million in the thirty-nine weeks ended September 25, 2021, an increase of $10.8 million compared to $118.6 million in the thirty-nine weeks ended September 26, 2020. The additional expense was primarily driven by higher sales volume and inflation.

•General and administrative (“G&A”) expenses were $76.5 million in the thirty-nine weeks ended September 25, 2021, an increase of $14.5 million compared to $62.0 million in the thirty-nine weeks ended September 26, 2020. In the thirty-nine weeks ended September 25, 2021 we incurred $19.7 million of legal and consulting expense associated with the pending merger with Landcadia along with increased legal fees associated with our litigation with KeyMe (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information). We also incurred increased stock based compensation (see Note 2 - Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for additional information). These increases were partially offset by decreased variable compensation.

Depreciation expense was $46.1 million in the thirty-nine weeks ended September 25, 2021 compared to depreciation expense of $50.7 million in the thirty-nine weeks ended September 26, 2020. The decrease was due to certain assets becoming fully depreciated. Amortization expense was $45.8 million in the thirty-nine weeks ended September 25, 2021 which was comparable to $44.6 million in the thirty-nine weeks ended September 26, 2020. The increase was primarily due to the acquisition of Ozco in the current year.

Other income was $2.0 million in the thirty-nine weeks ended September 25, 2021 compared to other income of $1.7 million in the thirty-nine weeks ended September 26, 2020. Other income in the thirty-nine weeks ended September 25, 2021 was comprised primarily of a $1.1 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob, (see Note 18 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) along with exchange rate gains of $0.9 million. In the thirty-nine weeks ended September 26, 2020 other income consisted primarily of $1.8 million in cash received from the Canadian government as a part of the Canada Emergency Wage Subsidy program for relief during the second quarter shutdown in Canada during the COVID-19 outbreak. We also recorded a $1.3 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob, (see Note 18 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) offset by exchange rate gains of $0.3 million.

Results of Operations – Operating Segments

The following tables provides supplemental information regarding our net sales and profitability by operating segment for the thirteen and thirty-nine weeks ended September 25, 2021 and the thirteen and thirty-nine weeks ended September 26, 2020 (dollars in thousands):

Hardware and Protective Solutions

	Thirteen Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-nine Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 26, 2020
Hardware and Protective Solutions
Revenues	$261,456	$300,307	$775,514	$782,983
Segment (loss) income from operations	(24,901)	30,107	(8,856)	63,383
Adjusted EBITDA(1)	30,634	52,623	95,780	123,989
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Thirteen weeks ended September 25, 2021 vs the Thirteen weeks ended September 26, 2020
Net Sales

Net sales for our Hardware and Protective Solutions operating segment decreased by $38.9 million in thirteen weeks ended September 25, 2021 to $261.5 million as compared to $300.3 million in the thirteen weeks ended September 26, 2020. Sales of personal protective equipment decreased by $25.9 million due to high demand for gloves and face masks in 2020 as compared to the same period in 2021. Sales of hardware products, which decreased by $12.9 million driven primarily by softer retail sales partially offset by price increases taken in the third quarter of 2021 in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs.

(Loss) income from Operations

(Loss) income from operations of our Hardware and Protective Solutions operating segment decreased by approximately $55.0 million in the thirteen weeks ended September 25, 2021 to a loss of $24.9 million as compared to income of $30.1 million in the thirteen weeks ended September 26, 2020. The decrease was driven by the decreases in sales along with increased costs. In the third quarter of 2021, we recorded an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million primarily related to strategic review of our COVID-19 related product offerings. In the third quarter of 2021, we evaluated our customers' needs and the market conditions and ultimately decided to exit certain protective product categories related to COVID-19, including cleaning wipes, disinfecting sprays, face masks, and certain disposable gloves.
Thirty-nine weeks ended September 25, 2021 vs the Thirty-nine weeks ended September 26, 2020
Net Sales

Net sales for our Hardware and Protective Solutions operating segment decreased by $7.5 million in thirty-nine weeks ended September 25, 2021 to $775.5 million as compared to $783.0 million in the thirty-nine weeks ended September 26, 2020. Sales of personal protective equipment decreased by $21.4 million due to due to lower demand for COVID-19 protective and cleaning equipment in 2021. This decrease was partially offset by sales of hardware products, which increased by $13.9 million driven by strong retail demand along with price increases taken in the third quarter of 2021 in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs.

Income from Operations

Income from operations of our Hardware and Protective Solutions operating segment decreased by approximately $72.2 million in the thirty-nine weeks ended September 25, 2021 to a loss of $8.9 million as compared to income of $63.4 million in the thirty-nine weeks ended September 26, 2020. The decrease was driven by the decreases in sales along with increased expenses.

•Cost of good sold increased by approximately $46.4 million in the thirty-nine weeks ended September 25, 2021 to $519.5 million as compared to $473.0 million in the thirty-nine weeks ended September 26, 2020. Cost of sales as a percentage of net sales was 67.0% in the thirty-nine weeks ended September 25, 2021, an increase of 6.6% from 60.4% in the thirty-nine weeks ended September 26, 2020. In the third quarter of 2021, we recorded an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million primarily related to strategic review of our COVID-19 related product offerings. In the third quarter of 2021, after considering our customers' ongoing needs along with market demand, pricing, and more widespread product availability, we exited the market for certain products related to COVID-19 including cleaning wipes, disinfecting sprays, face masks, and certain disposable gloves. The remaining increase in cost of sales as a percentage of net sales was primarily driven by the inflation pressure described above.
•Warehouse expense increased $8.9 million in the thirty-nine weeks ended September 25, 2021 compared to the thirty-nine weeks ended September 26, 2020. The additional expense was primarily driven by inflation.
•G&A expense increased $8.7 million in the thirty-nine weeks ended September 25, 2021 compared to the thirty-nine weeks ended September 26, 2020. The additional expense was primarily due to increased legal and consulting expense associated with the pending merger with Landcadia along with increased stock compensation expense.

Robotics and Digital Solutions

	Thirteen Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-nine Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 26, 2020
Robotics and Digital Solutions
Revenues	$67,499	$59,186	$189,729	$157,691
Segment income from operations	11,158	3,046	17,858	4,432
Adjusted EBITDA(1)	23,483	17,995	64,596	47,938
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Thirteen weeks ended September 25, 2021 vs the Thirteen weeks ended September 26, 2020
Net Sales

Net sales in our Robotics and Digital Solutions operating segment increased by $8.3 million in the thirteen weeks ended September 25, 2021 to $67.5 million as compared to $59.2 million in the thirteen weeks ended September 26, 2020. The increased sales were primarily due to an increase of $7.6 million in keys sales along with an increase of $0.6 million in engraving sales. Key sales in the third quarter of 2020 were negatively impacted by restricted access to retail key duplication services as a result of COVID-19 in certain markets.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment increased by approximately $8.1 million in the thirteen weeks ended September 25, 2021 to $11.2 million as compared to $3.0 million in the thirteen weeks ended September 26, 2020. The increase was primarily due to the increased sales partially offset by increased variable selling expenses. The increased selling expenses were offset by lower legal fees associated with our litigation with KeyMe (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

Thirty-nine weeks ended September 25, 2021 vs the Thirty-nine weeks ended September 26, 2020
Net Sales
Net sales in our Robotics and Digital Solutions operating segment increased by $32.0 million in the thirty-nine weeks ended September 25, 2021 to $189.7 million as compared to $157.7 million in the thirty-nine weeks ended September 26, 2020. The increased sales were primarily due to an increase of $26.0 million in keys sales along with an increase of $6.0 million in engraving sales. Key sales in the third quarter of 2020 were negatively impacted by restricted access to retail key duplication services as a result of COVID-19 in certain markets.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment increased by approximately $13.4 million in the thirty-nine weeks ended September 25, 2021 to $17.9 million as compared to $4.4 million in the thirty-nine weeks ended September 26, 2020. The increase was primarily due to the increased sales partially offset by increased variable selling expenses along with increased legal fees associated with our litigation with KeyMe (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

Canada

	Thirteen Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-nine Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 26, 2020
Canada
Revenues	$35,525	$39,187	$116,233	$100,552
Segment income (loss) from operations	448	1,949	2,992	(2,539)
Adjusted EBITDA(1)	2,411	4,365	8,430	6,187
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Thirteen weeks ended September 25, 2021 vs the Thirteen weeks ended September 26, 2020
Net Sales

Net sales in our Canada operating segment decreased by $3.7 million in the thirteen weeks ended September 25, 2021 to $35.5 million as compared to $39.2 million in the thirteen weeks ended September 26, 2020. The decrease was primarily due to softer retail sales partially offset by price increases taken in the third quarter of 2021 in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs.

Income from Operations

Income from operations of our Canada operating segment decreased by approximately $1.5 million in the thirteen weeks ended September 25, 2021 to $0.4 million as compared to $1.9 million in the thirteen weeks ended September 26, 2020. In the thirteen weeks ended September 26, 2020 we received $1.8 million in cash received from the Canadian government as a part of the Canada Emergency Wage Subsidy program for relief during the second quarter shutdown in Canada during the COVID-19 outbreak which was recorded as other income.

Thirty-nine weeks ended September 25, 2021 vs the Thirty-nine weeks ended September 26, 2020
Net Sales
Net sales in our Canada operating segment increased by $15.7 million in the thirty-nine weeks ended September 25, 2021 to $116.2 million as compared to $100.6 million in the thirty-nine weeks ended September 26, 2020. The increase was primarily due to strong demand for fastening and hardware products with big box retailers along with price increases taken in the third quarter of 2021 in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs.

Income from Operations

Driven by higher sales, income from operations of our Canada operating segment increased by approximately $5.5 million in the thirty-nine weeks ended September 25, 2021 to $3.0 million as compared to a loss of $2.5 million in the thirty-nine weeks ended September 26, 2020. Additionally, in the thirty-nine weeks ended September 26, 2020 we received $1.8 million in cash received from the Canadian government as a part of the Canada Emergency Wage Subsidy program for relief during the second quarter shutdown in Canada during the COVID-19 outbreak which was recorded as other income.

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used to measure the operational strength and performance of our businesses as well as to assist in the evaluation of underlying trends in our businesses. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital and tax structures, as our management excludes these results when evaluating our operating performance. Our management and Board of Directors use this financial measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. Additionally, we believe that Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to similar measures used by other companies.
The following table presents a reconciliation of Net loss, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-nine Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 26, 2020
Net loss	$(32,524)	$9,304	$(44,879)	$(10,537)
Income tax benefit	(5,798)	2,758	(11,023)	(2,374)
Interest expense, net	11,801	20,688	49,979	67,746
Interest expense on junior subordinated debentures	1,471	3,219	7,775	9,555
Investment income on trust common securities	(44)	(94)	(233)	(283)
Depreciation	14,454	15,926	46,065	50,673
Amortization	15,504	14,883	45,827	44,596
Mark-to-market adjustment on interest rate swaps	(261)	(773)	(1,685)	1,169
EBITDA	$4,603	$65,911	$91,826	$160,545

Stock compensation expense	5,280	1,149	8,817	3,818
Management fees	56	130	270	451
Restructuring (1)	462	651	571	3,361
Litigation expense (2)	487	2,980	10,769	5,654
Acquisition and integration expense (3)	802	1,054	8,941	2,044
Buy-back expense (4)	650	—	2,000	—
Anti-dumping duties (5)	—	—	2,636	—
Facility closures (6)	—	3,108	—	3,541
Loss on change in fair value of warrant liability	3,990	—	3,990	—
Refinancing charges(7)	8,070	—	8,070	—
Inventory valuation related charges(8)	32,026	—	32,026	—
Change in fair value of contingent consideration	102	—	(1,110)	(1,300)
Adjusted EBITDA	$56,528	$74,983	$168,806	$178,114

(1)Restructuring includes restructuring costs associated with restructuring in our Canada segment announced in 2018, including facility consolidation, severance, sale of property and equipment, and charges relating to exiting certain lines of business. Also included is restructuring in our United Stated business announced in 2019, including severance related to management realignment and the integration of sales and operating functions (see Note 10 - Restructuring of the Notes to Condensed Consolidated Financial Statements for additional information). Finally, includes consulting and other costs associated with streamlining our manufacturing and distribution operations.
(2)Litigation expense includes legal fees associated with our litigation with KeyMe, Inc. (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).
(3)Acquisition and integration expense includes professional fees, non-recurring bonuses, and other costs related to the pending merger along with historical acquisitions.
(4)Infrequent buy backs associated with new business wins.
(5)Anti-dumping duties assessed related to the nail business for prior year purchases.
(6)Facility exits include costs associated with the closure of facilities in San Antonio, Texas and Parma, Ohio.
(7)In connection with the merger,we refinanced our Term Credit Agreement and ABL Revolver. Proceeds from the refinancing were used to redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”) and the 11.6% Junior Subordinated Debentures (see Note 12 - Long Term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
(8)In the third quarter of 2021, we recorded an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million primarily related to strategic review of our COVID-19 related product offerings. We evaluated our customers' needs and the market conditions and ultimately decided to exit the following protective product categories related to COVID-19; cleaning wipes, disinfecting sprays, face masks, and certain disposable gloves (see the Current Economic Conditions section of Management's discussion and analysis for additional information).

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in thousands). Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

Thirteen weeks ended September 25, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$(24,901)	$11,158	$448	$(13,295)
Depreciation and amortization	17,615	10,842	1,501	29,958

Stock compensation expense	4,535	745	—	5,280
Management fees	47	9	—	56
Restructuring	—	—	462	462
Inventory valuation	32,026	—	—	32,026
Litigation expense	—	487	—	487
Acquisition and integration expense	662	140	—	802
Buy-back expense	650	—	—	650
Change in fair value of contingent consideration	—	102	—	102
Adjusted EBITDA	$30,634	$23,483	$2,411	$56,528

Thirteen weeks ended September 26, 2020	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$30,107	$3,046	$1,949	$35,102
Depreciation and amortization	17,146	11,898	1,765	30,809

Stock compensation expense	1,003	146	—	1,149
Management fees	114	16	—	130
Restructuring	—	—	651	651
Litigation expense	—	2,980	—	2,980
Acquisition and integration expense	886	168	—	1,054
Facility closures	3,108	—	—	3,108
Corporate and intersegment adjustments	259	(259)	—	—
Adjusted EBITDA	$52,623	$17,995	$4,365	$74,983

Thirty-nine weeks ended September 25, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$(8,856)	$17,858	$2,992	$11,994
Depreciation and amortization	52,135	34,816	4,941	91,892

Stock compensation expense	7,591	1,226	—	8,817
Management fees	232	38	—	270
Restructuring	64	10	497	571
Inventory valuation	32,026	—	—	32,026
Litigation expense	—	10,769	—	10,769
Acquisition and integration expense	7,952	989	—	8,941
Buy-back expense	2,000	—	—	2,000
Anti-dumping duties	2,636	—	—	2,636
Change in fair value of contingent consideration	—	(1,110)	—	(1,110)
Adjusted EBITDA	$95,780	$64,596	$8,430	$168,806

Thirty-nine weeks ended September 26, 2020	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$63,383	$4,432	$(2,539)	$65,276
Depreciation and amortization	51,608	38,296	5,365	95,269

Stock compensation expense	3,333	485	—	3,818
Management fees	394	57	—	451
Restructuring	—	—	3,361	3,361
Litigation expense	—	5,654	—	5,654
Acquisition and integration expense	1,518	526	—	2,044
Facility closures	3,541	—	—	3,541
Change in fair value of contingent consideration	—	(1,300)	—	(1,300)
Corporate and intersegment adjustments	212	(212)	—	—
Adjusted EBITDA	$123,989	$47,938	$6,187	$178,114

Income Taxes

For the thirteen weeks ended September 25, 2021, the Company recorded an income tax benefit of $5.8 million based on a pre-tax loss of $38.3 million. The Company recorded an income tax benefit for the thirty-nine weeks ended September 25, 2021 of $11.0 million based on a pre-tax loss of $55.9 million. The effective income tax rate was 15.1% and 19.7% for the thirteen and thirty-nine weeks ended September 25, 2021, respectively.

The effective rate differed from the federal statutory rate due to an estimated increase in GILTI from the Company's Canadian operations, state and foreign income taxes, and certain non-deductible expenses.

For the thirteen weeks ended September 26, 2020, the Company recorded an income tax provision of $2.8 million based on a pre-tax income of $12.1 million. The Company recorded an income tax benefit for the thirty-nine weeks ended September 26, 2020 of $2.4 million based on a pre-tax loss of $12.9 million. The effective income tax rate was 22.9% and 18.4% for the thirteen and thirty-nine weeks ended September 26, 2020, respectively.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 26, 2020 primarily due to non-deductible stock compensation expenses, and state and foreign income taxes.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act included, among other things, corporate income tax relief in the form of accelerated alternative minimum tax ("AMT") refunds, allowed employers to defer certain payroll tax payments throughout 2020, and provided favorable corporate interest deductions for the 2020 reporting period.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the thirty-nine weeks ended September 25, 2021 and the thirty-nine weeks ended September 26, 2020 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash used for operating activities for the thirty-nine weeks ended September 25, 2021 was $105.3 million as compared to $67.6 million of cash provided by operation activities in the comparable prior year period. Operating cash flows for the thirty-nine weeks ended September 25, 2021 were unfavorably impacted by (1) increased inventory driven by inflation and higher on hand amounts to maintain service levels with extended lead times, (2) payments made for long term incentive programs and other variable compensation. Operating cash flows for the thirty-nine weeks ended September 26, 2020 were favorably impacted by the increased net income in the year.

Net cash used for investing activities was $76.1 million and $30.0 million for the thirty-nine weeks ended September 25, 2021 and the thirty-nine weeks ended September 26, 2020, respectively. During the thirty-nine weeks ended September 25, 2021, we acquired Oz Post International, LLC ("OZCO") for approximately $39.1 million, (see Note 5 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information). Excluding acquisitions, the primary use of cash in both periods was our investment in new key duplicating kiosks and machines.

Net cash provided by financing activities was $173.7 million for the thirty-nine weeks ended September 25, 2021. We received cash of $455.2 million on the recapitalization of Landcadia, net of transaction costs and $363.3 million from the issuance of common stock to the PIPE.

In connection with the Merger, we refinanced all of our outstanding debt. On July 14, 2021 we entered into a new credit agreement, which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). Concurrently with the Term Credit Agreement, we also entered into an amendment to their existing asset-based revolving credit agreement (the “ABL Amendment”) and extended the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018, (2) refinance outstanding revolving credit loans, and (3) redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”), issued by the Borrower and as a result the 6.375% Senior Notes are redeemed, satisfied and discharged and no longer in effect. Additionally, we fully redeemed the 11.6% Junior Subordinated Debentures. In connection with the refinancing we incurred a loss of $8.1 million and paid $38.7 million in financing fees, of which $21.0 million was recorded as a financing activity. See Note 12 - Long Term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.

In the second quarter of 2021, we entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018, which provided $35.0 million of incremental term loan funds to be used to finance the acquisition, (see Note 5 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information). In the thirty-nine weeks ended September 25, 2021 we used $8.0 million to make regularly scheduled payments under our old Term Credit agreement. Our revolver draws, net of repayments, provided cash of $2.0 million in the thirty-nine weeks ended September 25, 2021. Finally, in the thirty-nine weeks ended September 25, 2021 the Company received $1.8 million on the exercise of stock options.

Net cash used by financing activities was $24.6 million for the thirty-nine weeks ended September 26, 2020. Revolver repayments were $16.0 million, net of draws, in the thirty-nine weeks ended September 26, 2020. Additionally, we used cash to pay $8.0 million in principal payments on the senior term loan under the Senior Facilities.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $373.3 million as of September 25, 2021 represents an increase of $131.5 million from the December 26, 2020 level of $241.8 million. Excluding the inventory charge discussed throughout MD&A, the COVID-19 pandemic has not, as of the date of this report, had a materially negative impact on our operations or demand for our products, it has not had a materially negative impact on the Company's liquidity position. We expect the inventory related charge to be one time in nature. We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, and preserve cash. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of September 25, 2021, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 26, 2020, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the S-1 filed on August 25, 2021 with the Securities and Exchange Commission (“SEC”).

Recent Accounting Pronouncements

See “Note 4 - Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives. Furthermore, regulatory changes, such as the announcement of the United Kingdom’s Financial Conduct Authority to phase out the London Interbank Offered Rate ("LIBOR") by the end of 2021, may adversely affect our floating rate debt and interest rate derivatives. If LIBOR ceases to exist, we may need to renegotiate any credit agreements or interest rate derivatives agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate or hedge rate, which could adversely impact our cost of debt.
Based on our exposure to variable rate borrowings at September 25, 2021, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $5.1 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $163.5 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of September 25, 2021. The foreign subsidiaries net tangible assets were $100.0 million and the net intangible assets were $63.5 million as of September 25, 2021.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of September 25, 2021, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, management concluded that we did not design and maintain effective controls over the completeness and accuracy of the accounting for, and disclosure of, the valuation allowance against deferred income taxes. The material weakness resulted in material errors in the application of certain provisions of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) related to the IRC §163(j) interest limitation (Interest Limitation). This material weakness resulted in material errors in our income tax benefit and deferred tax liabilities that were corrected through the restatement of the consolidated financial statements as of and for the years ended December 28, 2019 and December 29, 2018. Additionally, this material weakness could result in misstatements to the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In response to the material weakness described above, management implemented changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness. Those changes included the engagement of third party consultants to assist with technical tax accounting research and application of guidance, the addition of a committee to review technical accounting issues and ensure we have the appropriate subject matter experts engaged, and hiring additional personnel in our tax department.
We have tested the newly implemented controls and found them to be effective, and therefore have concluded that as of September 25, 2021, the previously identified material weakness has been remediated.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirty-nine weeks ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. In the opinion of our management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on our condensed consolidated financial position, operations, or cash flows.
Item 1A – Risk Factors.
There have been no material changes to the risks from those disclosed in the S-1 filed on August 25, 2021 with the Securities and Exchange Commission (“SEC”).

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.
Item 3. – Defaults Upon Senior Securities.
Not Applicable.
Item 4. – Mine Safety Disclosures.
Not Applicable.
Item 5. – Other Information.
Not Applicable.

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021 filed with the Securities and Exchange Commission on November 3, 2021, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 25, 2021 and December 26, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 25, 2021 and the thirteen and thirty-nine weeks ended September 26, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 25, 2021 and the thirty-nine weeks ended September 26, 2020, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and thirty-nine weeks ended September 25, 2021 and the thirteen and thirty-nine weeks ended September 26, 2020, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: November 3, 2021