Form 10-K
period 2021-12-25
Hillman Solutions Corp.
filed 2022-03-16
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____
Commission file number 001-39609
Hillman Solutions Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-2096734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10590 Hamilton Avenue			45231
Cincinnati	,	Ohio
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (513) 851-4900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	HLMN	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $477.1 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
On March 14, 2022, 194,127,254 shares of common stock, par value $0.0001 per share, were issued and 194,038,949 were outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

PART I
Forward-Looking Statements
Certain disclosures related to acquisitions, refinancing, capital expenditures, resolution of pending litigation, and realization of deferred tax assets contained in this annual report involve substantial risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “project,” or the negative of such terms or other similar expressions.
These forward-looking statements are not historical facts, but rather are based on our current expectations, assumptions, and projections about future events. Although we believe that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause our strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of this annual report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
All forward-looking statements attributable to the Company, as defined herein, or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this annual report; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this annual report might not occur or might be materially different from those discussed.
Item 1 – Business.
General
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $1,426.0 million in 2021. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
Our headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. We maintain a website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.
On July 14, 2021, privately held HMAN Group Holdings Inc. ("Old Hillman"), and Landcadia Holdings III, Inc. (“Landcadia” and after the Business Combination described herein, “New Hillman”), a special purpose acquisition company ("SPAC") consummated the previously announced business combination (the “Closing”) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, the "Merger Agreement”). Unless the context indicates otherwise, the discussion of the Company and it's financial condition and results of operations is with respect to New Hillman following the closing date and Old Hillman prior to the closing date. See Note 3 - Merger Agreement of the Notes to Consolidated Financial Statements for additional information.

In connection with the Closing, the Company entered into a new credit agreement (the “Term Credit Agreement”), which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). The Company also also entered into an amendment to their existing asset-based revolving credit agreement, extending the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds of the funded term loans under the Term Credit Agreement and revolving credit loans under the ABL Credit Agreement were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018, (2) refinance outstanding revolving credit loans, and (3) redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”). Additionally, we fully redeemed the 11.6% Junior Subordinated Debentures. In connection with the refinancing we incurred a loss of $8.1 million and paid $38.7 million in financing fees, of which $21.0 million was recorded as a financing activity. See Note 9 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
On April 16, 2021, the Company completed the acquisition of Oz Post International, LLC ("OZCO"), a leading manufacturer of superior quality hardware that offers structural fasteners and connectors used for decks, fences and other outdoor structures, for a total purchase price of $38.9 million. The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35.0 million of incremental term loan funds to be used to finance the acquisition. Ozco has business operations in the United States and its financial results reside within our Hardware and Protective Solutions segment.
On August 16, 2019, we acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a cash payment of $3.0 million and contingent consideration valued at $18.1 million. The maximum payout for the contingent consideration is $25.0 million plus 1.8% of net knife-sharpening revenues for five years after the $25.0 million is fully paid. Resharp has business operations in the United States and its financial results reside within our Robotics and Digital Solutions segment.
On July 1, 2019, the Company acquired the assets of West Coast Washers, Inc for a total purchase price of $3.1 million. The financial results of West Coast Washers, Inc. reside within the Company's Hardware and Protective Solutions segment.
Hillman Group
We are comprised of three separate operating business segments: (1) Hardware and Protective Solutions, (2) Robotics and Digital Solutions, and (3) Canada.
We provide products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. We complement our extensive product selection with regular retailer visits by our field sales and service organization.
We market and distribute a wide variety of Stock Keeping Units (“SKUs”) of small, hard-to-find and hard-to-manage hardware items. We function as a category manager for retailers and support these products with in-store service, high order fill rates, and rapid delivery of products sold. Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction of in-store labor costs and replenishment paperwork. Service representatives also assist in organizing the products in a consumer-friendly manner. We complement our broad range of products with merchandising services such as displays, product identification stickers, retail price labels, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. We regularly refresh retailers' displays with new products and package designs utilizing color-coding to simplify the shopping experience for consumers and improve the attractiveness of individual store displays.
We operate from 22 strategically located distribution centers in North America. Our main distribution centers utilize state-of-the-art Warehouse Management Systems (“WMS”) to ship customer orders within 48 hours while achieving a very high order fill rate. We also supplement our operations with third-party logistics providers to warehouse and ship customer orders in the certain areas.
    Products and Suppliers
Our product strategy concentrates on providing total project solutions using the latest technology for common and unique home improvement projects. Our portfolio provides retailers the assurance that their shoppers can find the right product at the right price within an 'easy to shop' environment.

We currently manage a worldwide supply chain comprised of a large number of vendors, the largest of which accounted for approximately 5.7% of the Company's annual purchases and the top five of which accounted for approximately 17.0% of its annual purchases. Our vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.
    Hardware and Protective Solutions
Hardware and protective solutions segment includes a wide selection of product categories including fasteners; builders hardware; wall hanging; threaded rod and metal shapes; letters, numbers, and signs ("LNS"); personal protection products; and work gear.
Our fastener business consists of three categories: core fasteners, construction fasteners, and anchors, sold under a variety of brands including Hillman, FasnTite, DeckPlus, and PowerPro. Core fasteners include nuts, bolts, screws, washers, and specialty items. Construction fasteners include deck, drywall, metal screws, and both hand driven and collated nails. Anchors include hollow wall and solid wall items such as plastic anchors, toggle bolts, concrete screws, and wedge anchors.
Builder's hardware includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, and decorative hardware. We market the builder's hardware products under the Hardware Essentials® brand and provide the retailer with innovation in both product and merchandising solutions. The Hardware Essentials® program utilizes modular packaging, color coding, and integrated merchandising to simplify the shopping experience for consumers. Colorful signs, packaging, and installation instructions guide the consumer quickly and easily to the correct product location in store while digital content including pictures and videos assist the on-line journey. Hardware Essentials® provides retailers and consumers decorative upgrade opportunities through contemporary finishes and designs.
The wall hanging category includes traditional picture hanging hardware, primarily marketed under the Ook® and Hillman brands, and the High & Mighty® series of tool-free wall hangers, decorative hooks and floating shelves that was launched in 2017.
We are the leading supplier of metal shapes and threaded rod in the retail market. The SteelWorks® threaded rod product includes hot and cold rolled rod, both weldable and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass. The SteelWorks® program is carried by many top retailers, including Lowe's and Menard's, and through cooperatives such as Ace Hardware. In addition, we are the primary supplier of metal shapes to many wholesalers throughout the country.
Letters, numbers, and signs (“LNS”) includes product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g. 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.
Our expansive glove category covers many uses for DIYer around the house and for the pro at the job site. We sell a full assortment of work gloves under the Firm Grip®, True Grip®, and Gorilla Grip brands, automotive gloves including Grease Monkey®, gardening gloves including Digz®, as well as cleaning and all-purpose gloves. As a category leader in work gloves our portfolio is founded on design and consumer driven innovation. Our products can be found at leading retailers across North America.

Our work gear category consists of tool storage, knee pads, clothing, and other accessories sold under variety of brands including AWP®, McGuire Nicholas®, and Firm Grip®. The portfolio offers a “one stop shop” for leading retailers with an expansive assortment to meet the needs of both the pro and DIYer.

Our safety category includes face masks, safety vests, and sanitizing wipes and sprays sold under a variety of brands including Firm Grip®, AWP®, and Premium Defense®. With our focus on innovative materials and intuitive design, along with industry trends, this is a growth category for Hardware and Protective Solutions.

Hardware and protective solutions generated approximately $1,025.0 million, $1,024.4 million and $853.0 million of revenues in the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.
    Robotics and Digital Solutions
Our Robotics and Digital Solutions segment consists primarily of software-enabled robotic key duplication and engraving solutions that are tailored to the unique needs of the consumer. We provide our offerings in retail and other high-traffic locations providing customized licensed and unlicensed key and engraving products targeted to consumers in the respective locations. Our offerings include self-service robotic engraving and robotic self service key duplication kiosks, as well as store associate assisted key duplication kiosks together with related software and systems, keys and key accessories sold in proximity to the kiosks. Our services include product and category management, merchandising services, and access to our proprietary robotic key duplicating and engraving software platforms and equipment.

We design proprietary software and engineer, design and manufacture our proprietary equipment in our Boulder, Colorado and Tempe, Arizona facilities, which forms the cornerstone for our key duplication business. Our key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent hardware stores, and grocery/drug chains.We believe we provide the most complete key duplication systems in the industry, through our unique combination of self-service kiosk technology and store associate assisted duplication systems. Our self- service solutions are driven by our MinuteKey technology, while store associate assisted duplication currently uses the state of the art KeyKrafter equipment and other legacy duplication machines depending on the retail channel to fit that channel’s specific needs.

In 2018, we completed the acquisition of MinuteKey, the world’s first self-service robotic key duplication machine. The accuracy of robotics technology put to work in an innovative way makes MinuteKey machines easy to use, convenient, fast and highly reliable. We utilize a propriety network integration software with our MinuteKey kiosks to maintain high levels of machine up-time and ensure machines have the optimal mix of key types available for duplication. The kiosk is completely self-service and has a 100% customer satisfaction guarantee. We manufacture and support the Minute Key kiosk out of our Boulder, Colorado and Tempe, Arizona facilities.

The Hillman KeyKrafter® is our most popular, innovative, and effective store associate assisted key duplication kiosk. It provides significant reduction in duplication time while increasing accuracy and ease of use for unskilled store associates. Additionally, with the KeyKrafter® solution, the capability exists for consumers to securely store and retrieve digital back-ups of their key without the original through the revolutionary Hillman KeyHero® Technology. Our Precision Laser Key System™ system uses a digital optical camera, lasers, and proprietary software to scan a customer’s key. The system identifies the key and retrieves the key’s specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology automates nearly every aspect of key duplication and provides the ability for every store associate to cut a key accurately. In the automotive key space, we offer the SmartBox Automotive Key Programmer which is a tool to quickly and easily pair transponder keys, remotes, and smart keys.

We retain ownership of the key duplicating equipment and market and sell keys and key accessories. Our proprietary key offering features the universal blank which uses a “universal” keyway to replace up to five original equipment keys. This innovative system allows a retailer to duplicate 99% of the key market while stocking less than 100 SKUs. We continually refresh the retailer’s key offerings by introducing decorated and licensed keys and accessories. Our key offering features decorative themes of art and popular licenses such as NFL, Disney, Breast Cancer Awareness, and Marvel to increase personalization, purchase frequency and average transaction value per key. We also market a successful line of decorative and licensed lanyards and other key accessories.

All of our key duplication systems are supported by a dedicated in store kiosk sales and service team.

In our engraving business, we supply a variety of innovative options of consumer-operated robotic kiosks such as Quick-Tag®, TagWorks®, and FIDO® for engraving specialty items such as pet identification tags, luggage tags, and other engraved identification tags. We have developed unique engraving systems leveraging state-of- the-art technologies to provide a customized solution for mass merchant, pet supply retailers, and other high traffic areas such as theme parks, all supported by our in store kiosk field service technicians. We design, engineer, manufacture, and assemble the engraving kiosks in our Boulder, Colorado and Tempe, Arizona facilities.

Our engraving business focuses on the growing consumer spending trends surrounding personalized and pet identification. Innovation has played a major role in the development of our engraving business unit. From the original Quick-Tag® consumer-operated Kiosk system to the proprietary laser system of TagWorks®, we continue to lead the industry with consumer-friendly engraving solutions. As in our key business, we retain ownership of the key engraving equipment and market and sell blank tags.

We have continued to build out our robotics and digital solutions segment with two recent acquisitions. In August 2019, we acquired the assets of Sharp Systems, LLC (“Resharp”), a California-based innovative developer of robotic automated knife sharpening systems, for a cash payment of $3.0 million and contingent consideration valued at $18.1 million. The maximum payout for the contingent consideration is $25.0 million plus 1.8% of net knife-sharpening revenues for five years after the $25.0 million is fully paid. We will continue rolling out knife sharpening systems to customers into 2022. In February 2020, we acquired the assets of Instafob, LLC (“Instafob”), a California-based innovative developer of RFID ("Radio Frequency

Identification") key duplication systems and a cloud based platform, for a cash payment of $800 and a total purchase price of $2,618, which includes $1,818 in contingent contingent consideration that remain payable to the seller. Contingent consideration is based on 5% of the net sales from 2020 through 2022 plus 1% of net sales from 2023 through 2029.

Robotics and Digital solutions generated approximately $249.5 million, $209.3 million, and $236.1 million of revenues in the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.
    Canada
Our Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, industrial distributors, automotive aftermarket distributors, and other retail outlets and industrial Original Equipment Manufacturers (“OEMs”) in Canada. The product lines offered in our Canada segment are consistent with the product offerings detailed in our other segments. The Canada segment also produces made to order screws and self-locking fasteners for automotive suppliers, OEMs, and industrial distributors.
Our Canada segment generated approximately $151.5 million, $134.6 million and $125.3 million of revenues in the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.
    Markets and Customers
We sell our products to national accounts such as Home Depot, Lowe’s, Menard’s, PETCO, PetSmart, Tractor Supply, and Walmart. Our status as a national supplier of proprietary products to big box retailers allows us to develop a strong market position and high barriers to entry within our product categories.

We service a wide variety of franchise and independent retail outlets. These individual dealers are typically members of the larger cooperatives, such as Ace Hardware, True Value, and Do-It-Best. We ship directly to the cooperative's retail locations and also supply many items to the cooperative's central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman's in-store service. These arrangements reduce credit risk and logistic expenses for us while also reducing central warehouse inventory and delivery costs for the cooperatives.
A typical hardware store maintains thousands of different items in inventory, many of which generate small dollar sales but large profits. It is difficult for a retailer to economically monitor all stock levels and to reorder the products from multiple vendors. This problem is compounded by the necessity of receiving small shipments of inventory at different times and stocking the goods. The failure to have these small items available will have an adverse effect on store traffic, thereby possibly denying the retailer the opportunity to sell items that generate higher dollar sales.
We sell our products to a large volume of customers, the top two of which accounted for approximately $679.1 million, or approximately 48%, of our total revenue in 2021. For the year ended December 25, 2021, Home Depot was the single largest customer, representing approximately $385.0 million or 27.0% of our total revenues. Lowe's was the second largest at approximately $294.1 million or 20.6%. No other customer accounted for more than 10% of total revenue in 2021. In each of the years ended December 25, 2021, December 26, 2020, and December 28, 2019, we derived over 10% of our total revenues from Lowe's and Home Depot which operated in each of our operating segments. See Note 20 - Concentration of Credit Risks of the Notes to Consolidated Financial Statements for additional information.
Hillman continues to expand its B2B eCommerce platform allowing certain customers to order online through the Company’s website, www.hillmangroup.com. The B2B eCommerce platform features many of our items available for sale online and over thousands of customers are enrolled with the online ordering platform. We continue to support direct-to-store and direct-to-consumer fulfillment for consumers who choose to order fasteners directly from retailers' websites.
    Sales and Marketing
We believe that our primary competitive advantage is rooted in our ability to provide a greater level of customer service than our competitors. We partner with our customers to understand the unmet needs of consumers, design creative solutions, and commercialize those solutions bringing them to life in both physical and digital channels through a tight alignment between the product management, marketing communications, and channel marketing functions. We provide best in class support and customer service at every touch point for our retail partners, and service is the hallmark of Hillman company-wide. The national accounts field service organization consists of approximately 772 employees and 93 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of our largest customers use electronic data interchange (“EDI”) for processing of orders and invoices.

We employ what we believe to be the largest direct sales force in the industry. The sales force, which consists of approximately 252 employees and is managed by 27 field managers, focuses on the franchise and independent customers. The depth of the sales and service team enables us to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers' requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from our inside sales and customer service teams. On average, each sales representative is responsible for approximately 60 full service accounts that the sales representative calls on approximately every two weeks. These efforts allow the sales force to sell and support our product lines.

    Competition
Our primary competitors in the national accounts marketplace for fasteners are Primesource Building Products, Inc., Midwest Fastener Corporation, Illinois Tool Works Inc., Spectrum Brands, and competition from direct import by our customers. Our national competitors for gloves and personal protective equipment include West Chester Protective Gear, PIP, Iron Clad, and MidWest Quality Gloves, Inc. Competition is primarily based on sourcing and price. We believe our product innovation and in store merchandising service create a more compelling and unique experience for both the consumer and our customers. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order, and retailers with in-store mail order capability. The Quick-Tag®, FIDO®, and TagWorks® systems have patent protected technology that is a major barrier to entry and helps to preserve this market segment.
The principal competitor for our franchise and independent business is Midwest Fastener in the hardware store marketplace. The hardware outlets that purchase our products without regularly scheduled sales representative visits may also purchase products from local and regional distributors and cooperatives. We compete primarily on field service, merchandising, as well as product availability and price, and depth of product line.
Insurance Arrangements
Under our current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. We retain the exposure on certain expected losses related to workers' compensation, general liability, and automobile claims. We also retain the exposure on expected losses related to health benefits of certain employees. We believe that our present insurance is adequate for our businesses. See Note 18 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements.
Human Capital Resources
Employees
As of December 25, 2021, we had 4,212 full time and part time employees, none of which were covered by a collective bargaining agreement. In our opinion, employee relations are good.
Health and Safety
Employee health and safety is a top priority in all aspects of our business. We are committed to providing a healthy environment and safe workplace at all of our facilities and in the field. We maintain a safety compliance program. We regularly conduct self-assessments to examine our safety culture and processes. In response to COVID-19, we have taken and continue to take measures to protect our workforce. We have modified practices at our distribution facilities and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities. In addition, we have invested in our safety team to provide oversight and ensure robust safety protocols are present across all of our operations.
Attraction, Development, and Retention
The success of our efforts to grow our business depends on the contributions and abilities of key executives, our sales force, and other personnel. Our Human Resources department leads the search to reach a diverse talent pool. We have a standard framework for posting jobs, interviewing for open positions, and onboarding new employees. We offer employees resources to continuously improve their skills and performance with the goal of further cultivating the diverse talent on our team. We seek people who are demonstrate our core values; absolute integrity, accountability to our team and customers, the ability to build on difference, and trust and respect.

Diversity and Inclusion
We are committed to actions that build an inclusive and equitable workplace where diversity is valued and leveraged. We ask our employees to bring their authentic selves to work every day and this shows in both our products and our services. It's this authenticity that allows us to fulfill our mission. We are committed to creating equal opportunities for employment, and creating inclusive and diverse workplaces that allow are team to perform to their fullest potential.
Backlog
We do not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of our business. Our sales backlog from ongoing operations was approximately $34.0 million as of December 25, 2021 and approximately $58.3 million as of December 26, 2020. We expect to realize the entire December 25, 2021 backlog during fiscal 2022.
Where You Can Find More Information
We file quarterly reports on Form 10-Q and annual reports on Form 10-K and furnish current reports on Form 8-K and other information with the Securities and Exchange Commission (the “Commission”). The Commission also maintains an Internet site at www.sec.gov that contains quarterly, annual, and current reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission.
In addition, our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, and all amendments to those reports, are available free of charge on our website at www.hillmangroup.com as soon as reasonably practicable after such reports are electronically filed with the Commission. We are providing the address to our website solely for the information of investors. We do not intend the address to be an active link or to incorporate the contents of the website into this report.
Item 1A - Risk Factors.
You should carefully consider the following risks. However, the risks set forth below are not the only risks that we face, and we face other risks which have not yet been identified or which are not yet otherwise predictable. If any of the following risks occur or are otherwise realized, our business, financial condition, and results of operations could be materially adversely affected. You should carefully consider the risks described below and all other information in this Annual Report on Form 10-K, including our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and schedules thereto.
Risks Relating to Our Business
Supply and demand for our products is influenced by general economic conditions and trends in spending on repair and remodel home projects, new home construction, and personal protective equipment. Adverse trends in, among other things, the general health of the economy, consumer confidence, interest rates, repair and remodel home projects, new home construction activity, commercial construction activity, and the use of personal protective equipment could adversely affect our business.

Demand for our products is impacted by general economic conditions in North America and other international markets including, without limitation, inflation, recession, instability in financial or credit markets, the level of consumer debt, interest rates, discretionary spending and the ability of our customers to obtain credit. We are particularly impacted by spending trends in existing home sales, new home construction activity, home repair and remodel activity, commercial construction and demand for personal protective equipment including masks and cleaning supplies. While we believe consumer preferences have increased spending on the home and personal protective equipment, the level of spending could decrease in the future. Our customers, suppliers, and other parties with whom we do business are also impacted by the foregoing conditions and adverse changes may result in financial difficulties leading to restructurings, bankruptcies, liquidations, and other unfavorable events for our customers, suppliers, and other service providers. Adverse trends in any of the foregoing factors could reduce our sales, adversely impact the mix of our sales or increase our costs which could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders.

Given the ongoing and dynamic nature of the COVID-19 virus and the worldwide response related thereto, it is difficult to predict the full impact of the ongoing COVID-19 pandemic on our business. We could experience future reductions in demand for our products depending on the future course of the pandemic and related actions taken to curb its spread.

The increased demand for imported goods driven by a shift in consumer spending has also stressed the global supply chain from factory production capacity to transportation availability. The impact of a continued COVID-19 outbreak or sustained measures taken to limit or contain the outbreak could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our suppliers could fail to deliver product in a timely manner as a result of disruption to the global supply chain due to the ongoing COVID-19 pandemic. If such failures occur, we may be unable to provide products when requested by our customers. Our business could be substantially disrupted if we were required to, or chose to, replace the products from one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies, and have a material adverse effect on our business, results of operations, and financial condition.

The extent to which the ongoing COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including:

•the duration of the pandemic, including the ability of governments and health care providers to timely distribute available vaccines and the efficacy of such vaccines;
•governmental, business and other actions (which could include limitations on our operations or mandates to provide products or services) taken to limit the reach of the virus and the impact of the pandemic;
•the impact on our supply chain;
•the impact on our contracts with customers and suppliers, including potential disputes over whether COVID-19 constitutes a force majeure event;
•the impact of the pandemic on worldwide economic activity;
•the health of and the effect on our workforce and our ability to meet the staffing needs of our critical functions, particularly if members of our work force are infected with COVID-19, quarantined as a result of exposure to COVID-19 or unable to work remotely in areas subject to shelter-in-place orders;
•the health and effect on our distribution network staff, if we need to close any of our facilities or a critical number of our employees become too ill to work;
•any impairment in value of our tangible or intangible assets that could be recorded as a result of a weaker economic conditions; and
•the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners, among others.

We operate in a highly competitive industry, which may have a material adverse effect on our business, financial condition, and results of operations.

The retail industry is highly competitive, with the principal methods of competition being product innovation, price, quality of service, quality of products, product availability and timeliness, credit terms, and the provision of value-added services, such as merchandising design, in-store service, and inventory management. We encounter competition from a large number of regional and national distributors which could adversely affect our business, financial condition, and results of operations.

To compete successfully, we must develop and commercialize a continuing stream of innovative new products that create consumer demand.

Our long-term success in the current competitive environment depends on our ability to develop and commercialize a continuing stream of innovative new products, including those in our new mass merchant fastener program, which create and maintain consumer demand. We also face the risk that our competitors will introduce innovative new products that compete with our products. Our strategy includes increased investment in new product development and continued focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not provide expected growth results.

Our business may be adversely affected by seasonality.

In general, we have experienced seasonal fluctuations in sales and operating results from quarter to quarter. Typically, the first calendar quarter is the weakest due to the effect of weather on home projects and the construction industry. If adverse weather conditions persist on a regional or national basis into the second or other calendar quarters, our business, financial condition, and results of operations may be materially adversely affected.

Because our business is working capital intensive, we rely on our ability to manage our product purchasing and customer credit policies.

Our operations are working capital intensive, and our inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.

We are subject to inventory management risks: insufficient inventory may result in increased costs, lost sales and lost customers, while excess inventory may increase our costs.

We balance the need to maintain inventory levels that are sufficient to maintain superior customer fulfillment levels against the risk and financial costs of carrying excess inventory levels. In order to successfully manage our inventories, we must estimate demand from our customers at the product level and timely purchase products in quantities that substantially correspond to that demand. If we overestimate demand and purchase too much of a particular product, we could have excess inventory handling costs, distribution center capacity constraints and inventory that we cannot sell profitably. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. By contrast, if we underestimate demand and purchase insufficient quantities of a product, and/or do not maintain enough inventory of a product we may not be able to fulfill customer orders on a timely basis which could result in fines, the loss of sales and ultimately loss of customers for those products as they turn to our competitors. Our business, financial condition and results of operations could suffer a material adverse effect if either or both of these situations occur frequently or in large volumes.

We have substantial fixed costs and, as a result, our operating income is sensitive to changes in our net sales.

A significant portion of our expenses are fixed costs (including personnel), which do not fluctuate with net sales. Consequently, a percentage decline in our net sales could have a greater percentage effect on our operating income if we do not act to reduce personnel or take other cost reduction actions. Any decline in our net sales would cause our profitability to be adversely affected.

Large customer concentration and the inability to penetrate new channels of distribution could adversely affect our business.

Our two largest customers constituted approximately $679.1 million of net sales and $50.4 million of the year-end accounts receivable balance for 2021. Both of these customers are big box chain stores. Our results of operations depend greatly on our ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the changing retail landscape, this could have a negative effect on our results of operations. These two customers have been key components of our growth and failure to maintain fulfillment and service levels or relationships with these customers could result in a material loss of business. Our inability to penetrate new channels of distribution, including ecommerce, may also have a negative impact on our future sales and business.

Successful sales and marketing efforts depend on our ability to recruit and retain qualified employees.
The success of our efforts to grow our business depends on the contributions and abilities of key executives, our sales force, and other personnel, including the ability of our sales force to achieve adequate customer coverage. We must therefore continue to recruit, retain, and motivate management, sales, and other personnel to maintain our current business and to support our projected growth. A shortage of these key employees might jeopardize our ability to implement our growth strategy.
Increases in labor costs, potential labor disputes and work stoppages or an inability to hire skilled distribution, sales and other personnel could adversely affect our business.
An increase in labor costs, work stoppages or disruptions at our facilities or those of our suppliers or transportation service providers, or other labor disruptions, could decrease our sales and increase our expenses. In addition, although our employees are not represented by a union, our labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

A significant increase in the salaries and wages paid by competing employers could result in a reduction of our labor force, increases in the salaries and wages that we must pay or both. If we are unable to hire warehouse, distribution, sales and other personnel, our ability to execute our business plan and our results of operations would suffer.

We are exposed to adverse changes in currency exchange rates.

Exposure to foreign currency risk exists because we, through our global operations, enter into transactions and make investments denominated in multiple currencies. Our predominant exposures are in Canadian, Mexican, and Asian currencies, including the Chinese Yuan (“CNY”). In preparing our Consolidated Financial Statements for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, our earnings could be negatively impacted. We do not make a practice of hedging our non-U.S. dollar earnings.

We source many products from China and other Asian countries for resale in other regions. To the extent that the CNY or other currencies appreciate with respect to the U.S. dollar, we may experience cost increases on such purchases. The U.S. dollar decreased in value relative to the CNY by 2.6% in 2021, decreased by 6.5% in 2020 and increased by 1.7% in 2019. Significant appreciation of the CNY or other currencies in countries where we source our products could adversely impact our profitability. In addition, our foreign subsidiaries in Canada and Mexico may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. We may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus our results of operations may be adversely impacted.

Our results of operations could be negatively impacted by inflation or deflation in supply chain costs, including raw materials, sourcing, transportation and energy.

Our products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, we use other commodity-based materials in the manufacture of LNS that are resin-based and subject to fluctuations in the price of oil. We source the majority of our products from third parties and are subject to changes in their underlying manufacturing costs. We also use third parties for transportation and are exposed to fluctuations in freight costs to transport goods from our suppliers to our distribution facilities and from there to our customers, as well as the price of diesel fuel in the form of freight surcharges on customer shipments and the cost of gasoline used by the field sales and service force. Inflation in these costs could result in significant cost increases. If we are unable to mitigate the any cost increases from the foregoing factors through various customer pricing actions and cost reduction initiatives, our financial condition may be adversely affected. Conversely, in the event that there is deflation, we may experience pressure from our customers to reduce prices. There can be no assurance that we would be able to reduce our cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact our results of operations and cash flows.

We are subject to the risks of doing business internationally.

A portion of our revenue is generated outside the United States, primarily from customers located in Canada, Mexico, Latin America, and the Caribbean. Because we sell our products and services outside the United States, our business is subject to risks associated with doing business internationally, which include:

•changes in a specific country's or region's political and cultural climate or economic condition;
•unexpected or unfavorable changes in foreign laws and regulatory requirements;
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•inadequate intellectual property protection in foreign countries;
•the imposition of duties and tariffs and other trade barriers;
•trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce, Economic Sanctions Laws and Regulations administered by the Office of Foreign Assets Control, and fines, penalties, or suspension or revocation of export privileges;
•violations of the United States Foreign Corrupt Practices Act;
•the effects of applicable and potentially adverse foreign tax law changes;
•significant adverse changes in foreign currency exchange rates; and
•difficulties associated with repatriating cash in a tax-efficient manner.

Any failure to adapt to these or other changing conditions in foreign countries in which we do business could have an adverse effect on our business and financial results.

Our business is subject to risks associated with sourcing product from overseas.

We import a significant amount of our products and rely on foreign sources to meet our supply demands at prices that support our current operating margins. Substantially all of our import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or unilateral actions. The U.S. tariffs on steel and aluminum and other imported goods have materially increased the costs of many of our foreign sourced products, and any escalation in the tariffs will increase the impact. In order to sustain current operating margins while the tariffs are in effect, we must be able to increases prices with our customers and find alternative, similarly priced sources that are not subject to the tariffs. If we are unable to effectively implement these countermeasures, our operating margins will be impacted.

In addition, the countries from which our products and materials are manufactured or imported may, from time to time, impose additional quotas, duties, tariffs, or other restrictions on their imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business.

If any of our existing vendors fail to meet our needs, we believe that sufficient capacity exists in the open market to supply any shortfall that may result. However, it is not always possible to replace a vendor on short notice without disruption in our operations which may require more costly expedited transportation expense and replacement of a major vendor is often at higher prices.

Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather, or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Further, our business could be adversely affected by the outbreak of COVID-19. This situation may have a material and adverse effect on our business which could include temporary closures of our facilities, the facilities of our suppliers, and other disruptions caused to us, our suppliers or customers. This may adversely affect our results of operations, financial position, and cash flows.

Acquisitions have formed a significant part of our growth strategy in the past and may continue to do so. If we are unable to identify suitable acquisition candidates, successfully integrate an acquired business, or obtain financing needed to complete an acquisition, our growth strategy may not succeed.

Historically, our growth strategy has relied in part on acquisitions that either expand or complement our businesses in new or existing markets. However, there can be no assurance that we will be able to identify or acquire acceptable acquisition candidates on terms favorable to us and in a timely manner, if at all, to the extent necessary.

The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention, and there can be no assurance that we will be able to successfully integrate acquired businesses into our operations. Additionally, we may not achieve the anticipated benefits from any acquisition.

Unfavorable changes in the current economic environment may make it difficult to acquire businesses in order to further our growth strategy. We will continue to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of factors, including our ability to obtain financing that we may need to complete a proposed acquisition opportunity which may be unavailable or available on terms that are not advantageous to us. If financing is unavailable, we may be forced to forego otherwise attractive acquisition opportunities which may have a negative effect on our ability to grow.

If we were required to write down all or part of our goodwill or indefinite-lived trade names, our results of operations could be materially adversely affected.

We have $825.4 million of goodwill and $85.6 million of indefinite-lived trade names recorded on our accompanying

Consolidated Balance Sheets at December 25, 2021. We are required to periodically determine if our goodwill or indefinite-lived trade names have become impaired, in which case we would write down the impaired portion. A continued decline in our stock price may trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. If we were required to write down all or part of our goodwill or indefinite-lived trade names, our net income could be materially adversely affected.

Our success is highly dependent on information and technology systems.

We believe that our proprietary computer software programs are an integral part of our business and growth strategies. We depend on our information systems to process orders, to manage inventory and accounts receivable collections, to purchase, sell, and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to provide superior service to our customers. If these systems are damaged, intruded upon, shutdown, or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber-security incidents, or otherwise), we may suffer disruption in our ability to manage and operate our business.

There can be no assurance that the precautions which we have taken against certain events that could disrupt the operations of our information systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on our business and results of operations.

Unauthorized disclosure of sensitive or confidential customer, employee, supplier, or Company information, whether through a breach of our computer systems, including cyber-attacks or otherwise, could severely harm our business.

As part of our business, we collect, process, and retain sensitive and confidential personal information about our customers, employees, and suppliers. Despite the security measures we have in place, our facilities and systems, and those of the retailers and other third party distributors with which we do business, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential customer, employee, supplier, or Company information, whether by us or by the retailers and other third party distributors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations, and have a material adverse effect on our business, results of operations, and financial condition. The regulatory environment related to information security, data collection, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.

Failure to adequately protect intellectual property could adversely affect our business.

Intellectual property rights are an important and integral component of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements.

In the event that our trademarks or patents are successfully challenged and we lose the rights to use those trademarks or patents, or if we fail to prevent others from using them, we could experience reduced sales or be forced to redesign or rebrand our products, requiring us to devote resources to product development, advertising and marketing new products and brands. In addition, we cannot be sure that any pending trademark or patent applications will be granted or will not be challenged or opposed by third parties or that we will be able to enforce our trademark rights against counterfeiters.

Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

Our success depends in part on our ability to operate without infringing on or misappropriating the proprietary rights of others, and if we are unable to do so we may be liable for damages.

We cannot be certain that United States or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our products. Third parties may sue us for infringing or misappropriating their patent or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in litigation, in addition to any damages we might have to pay, we could be required to cease the infringing activity or obtain a license requiring us to make royalty payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of the affected products, which would reduce our revenues.

The defense costs and settlements for patent infringement lawsuits are not covered by insurance. Patent infringement lawsuits can take years to settle. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit, legal fees or settlement costs could have a material adverse effect on our results of operations and financial position.

Recent changes in United States patent laws may limit our ability to obtain, defend, and/or enforce our patents.

The United States has recently enacted and implemented wide ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the United States federal courts, and the United States Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules could adversely affect the sourcing, supply, and pricing of materials used in our products, as the number of suppliers who provide conflict-free minerals may be limited. We may also suffer harm to our image if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to modify our products to avoid the use of such materials. We may also face challenges in satisfying customers who may require that our products be certified as containing conflict-free minerals.

Future changes in financial accounting standards may significantly change our reported results of operations.

The Accounting Principles Generally Accepted in the United States of America (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, impairment of long-lived assets, leases and related economic transactions, intangibles, self-insurance, income taxes, property and equipment, litigation and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us (i) could require us to make changes to our accounting systems to implement these changes that could increase our operating costs and (ii) could significantly change our reported or expected financial performance.

Future tax law changes may materially increase our prospective income tax expense.

We are subject to income taxation in many jurisdictions in the U.S. as well as foreign jurisdictions. Judgment is required in determining our worldwide income tax provision and, accordingly, there are many transactions and computations for which our final income tax determination is uncertain. We are occasionally audited by income tax authorities in several tax jurisdictions. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement.

Additionally, it is possible that future income tax legislation, regulations or interpretations thereof and/or import tariffs in any jurisdiction to which we are subject to taxation may be enacted and such changes could have a material impact on our worldwide income tax provision beginning with the period during which such changes become effective. In addition, our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;

•tax effects of stock-based compensation;
•costs related to intercompany restructurings; and
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

We are subject to legal proceedings and legal compliance risks.

We are involved in various legal proceedings, which from time to time may involve lawsuits, state and federal governmental inquiries, audits and investigations, environmental matters, employment, tort, state false claims act, consumer litigation, and intellectual property litigation. At times, such matters may involve executive officers and other management. Certain of these legal proceedings may be a significant distraction to management and could expose us to significant liability, including settlement expenses, damages, fines, penalties, attorneys' fees and costs, and non-monetary sanctions, any of which could have a material adverse effect on our business and results of operations.

Increases in the cost of employee health benefits could impact our financial results and cash flows.

Our expenses relating to employee health benefits, for which we are primarily self insured, are significant. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform have resulted and could continue to result in significant changes to the U.S. healthcare system. Unfavorable changes in the cost of such benefits could have a material adverse effect on our financial results and cash flows.

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

We provide workers’ compensation, automobile, and product/general liability coverage through a high deductible insurance program. In addition, we are self-insured for our health benefits and maintain per employee stop-loss coverage. Although we believe that we have adequate stop-loss coverage for catastrophic claims to cap the risk of loss, our results of operations and financial condition may be adversely affected if the number and severity of claims that are not covered by stop-loss insurance increases.

We occupy most of our locations under long-term non-cancelable leases. We may be unable to renew leases on favorable terms or at all. Also, if we close a location, we may remain obligated under the applicable lease.

Most of our locations are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from two to fourteen years, with options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and noncancelable and have similar renewal options. However, there can be no assurance that we will be able to renew our current or future leases on favorable terms or at all which could have an adverse effect on our ability to operate our business and on our results of operations. In addition, if we close a location, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed locations could have an adverse effect on our business and results of operations.

Risks Relating to Our Indebtedness

We have significant indebtedness that could affect operations and financial condition and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. On December 25, 2021, total indebtedness was $945.8 million, $851.0 million of such indebtedness is indebtedness issued under the term loan facility, $93.0 million of such indebtedness is indebtedness issued under the our asset-based revolving credit facility, and $1.8 million is indebtedness under capital lease obligations.
Our substantial indebtedness could have important consequences. For example, it could:
•make it more difficult for us to satisfy obligations to holders of our indebtedness;
•increase our vulnerability to general adverse economic and industry conditions;
•require the dedication of a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;
•limit flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•place us at a competitive disadvantage compared to competitors that have less debt; and
•limit our ability to borrow additional funds.
In addition, the agreement governing Hillman Group's senior secured credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding debts.
Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit us from doing so. The senior secured credit facilities permit additional borrowing of $124.1 million on the revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.
We rely on available borrowings under the asset-based revolving credit facility (“ABL Revolver”) for cash to operate our business, and the availability of credit under the ABL Revolver may be subject to significant fluctuation.

In addition to cash we generate from our business, our principal existing source of cash is borrowings available under the ABL Revolver. Availability will be limited to the lesser of a borrowing base and $250.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the ABL Revolver is potentially subject to significant fluctuation, depending on the value of the borrowing base-eligible assets as of any measurement date. The inability to borrow under the ABL Revolver may adversely affect our liquidity, financial position and results of operations. As of December 25, 2021, the ABL Revolver had an outstanding amount of $93.0 million and outstanding letters of credit of $32.9 million leaving $124.1 million of available borrowings as a source of liquidity.
The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position, and cash flows.
Certain aspects of our credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, or undertake certain other business activities. In particular, our minimum allowed fixed charge coverage ratio requirement is 1.0x as of December 25, 2021. A breach of the covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
We are subject to fluctuations in interest rates.
All of our indebtedness incurred under the Hillman Group’s senior secured credit facilities have variable interest rates. Increases in borrowing rates will increase our cost of borrowing, which may adversely affect our results of operations and financial condition. Furthermore, regulatory changes, such as the announcement of the United Kingdom’s Financial Conduct Authority to phase out the London Interbank Offered Rate (“LIBOR”), may adversely affect our floating rate debt and interest rate derivatives. We may enter into interest rate derivatives that hedge risks related to floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness.
Restrictions imposed by our Senior Facilities and our other outstanding indebtedness, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.
Hillman Group’s senior secured credit facilities contain restrictive covenants that limit our ability to engage in certain types of activities and transactions that may be in our long-term best interests. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding indebtedness under our new secured credit facilities. In the event our lenders accelerate the repayment of our outstanding indebtedness, we and our subsidiaries may not have sufficient cash and assets to repay that indebtedness. These covenants restrict Hillman Group’s ability and the ability of its restricted subsidiaries, among other things, to:

•incur additional indebtedness and create additional liens;

•pay dividends on our capital stock or redeem, repurchase, or retire our capital stock or indebtedness;
•make investments, loans, advances, and acquisitions;
•engage in transactions with our affiliates;
•sell assets, including capital stock of our subsidiaries; and
•consolidate or merge.
In addition, the ABL Revolver requires us to maintain inventory and accounts receivable balances to collateralize the underlying loan with a maximum allowable borrowing limit of $250.0 million. Our ability to comply with this covenant can be affected by events beyond our control, and we may not be able to satisfy them. A breach of this covenant would be an event of default. In the event of a default under the ABL Revolver, those lenders could elect to declare all amounts outstanding under the ABL Revolver to be immediately due and payable or terminate their commitments to lend additional money, which would also lead to a cross-default and cross-acceleration of amounts owing under the Senior Facilities. If the indebtedness under our Senior Facilities or the notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In particular, note holders will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our Senior Facilities. We have pledged a significant portion of our assets as collateral under our Senior Facilities.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In addition, the ability to borrow under our asset-based revolving credit facility is subject to limitations based on advances rates against certain eligible inventory and accounts receivables that collateralize the underlying loans. Our ability to ability to access the full $250.0 million of revolving credit can be affected by events beyond our control if the value of our inventory and accounts receivables is materially adversely affected.
Our ability to repay our debt is affected by the cash flow generated by our subsidiaries.
Our subsidiaries own all of our operating assets and conduct all of our operations. As a result, our ability to make future dividend payments, if any, is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings and other business considerations and may be subject to statutory or contractual restrictions, including the credit agreements governing our credit facilities. To the extent that we determine in the future to pay dividends on our common stock, the ability of our operating subsidiaries to pay dividends will be restricted by the credit agreements governing credit facilities of The Hillman Group, Inc., our wholly owned indirect subsidiary. Under the credit agreements, dividends may only be paid to us by The Hillman Group, Inc. and its subsidiaries for corporate overhead expenses, taxes attributable to The Hillman Group, Inc. and its subsidiaries and otherwise pursuant to customary baskets and exceptions. These baskets and exceptions include customary fixed dollar baskets, a basket based on excess cash flow (as determined under the credit agreements) not required to prepay the term loans under the credit facilities and equity proceeds among other things, an unlimited amount under the credit agreement governing our asset-based revolving credit facility subject to satisfying minimum availability requirements for borrowings under the credit agreement and the absence of certain defaults, and an unlimited amount under the credit agreement governing our term loan facilities subject to The Hillman Group, Inc.’s total leverage not exceeding certain thresholds on a pro forma basis.

Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us.
Bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Additionally, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. Any of these results could cause a material adverse effect to our business, financial condition, and results of operations.
Item 1B - Unresolved Staff Comments.
None.

Item 2 – Properties.
As of December 25, 2021, our principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
Hardware and Protective Solutions & Robotics and Digital Solutions
Cincinnati, Ohio	270,000	Office, Distribution
Dallas, Texas	166,000	Distribution
Forest Park, Ohio	385,000	Office, Distribution
Jacksonville, Florida	193,000	Distribution
Rialto, California	402,000	Distribution
Shafter, California	168,000	Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution

Hardware and Protective Solutions
Atlanta, Georgia	14,000	Office
Fairfield, Ohio	95,000	Distribution
Guadalajara, Mexico	12,000	Office, Distribution
Guleph, Ontario	25,000	Distribution
Jonestown, PA	187,000	Distribution
Pompano Beach, Florida	39,000	Office, Distribution
Monterrey, Mexico	13,000	Distribution
Rome, Georgia	14,000	Office
Shannon, Georgia	300,000	Distribution
Hamilton, Ohio	57,600	Mfg., Distribution
Tyler, Texas (1)	202,000	Office, Mfg., Distribution

Robotics and Digital Solutions
Boulder, Colorado	20,000	Office

Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	100,000	Distribution
Laval, Quebec	34,000	Distribution
Milton, Ontario	26,000	Manufacturing
Scarborough, Ontario	23,000	Mfg., Distribution
Toronto, Ontario	453,000	Office, Distribution
Winnipeg, Manitoba	42,000	Distribution
(1)The Company leases two facilities in Tyler, Texas. The first is a 139,000 square foot facility located at 2329 E. Commerce Street used for manufacturing and distribution. The second is a 63,000 square foot facility located at 6357 Reynolds Road used for offices, manufacturing, and distribution.
All of the Company's facilities are leased. In the opinion of the Company's management, the Company's existing facilities are in good condition.
Item 3 – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 18 - Commitments and Contingencies, to the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4 – Mine Safety Disclosures.
Not Applicable.
PART II
Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Data
The Company's common stock is traded on The Nasdaq Stock Market under the symbol 'HLMN' . There were approximately 39 holders of record of common stock as of March 14, 2022. In addition to holders of record of our Class A common stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.
Dividends
The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 13 - Stock Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information.
Stock Price Performance

Comparison of Cumulative Total Return
140
130
120
110
100
90
11/27/20
12/26/20
03/27/21
06/26/21
09/25/21
12/25/21
Hillman Solutions Corp.
S&P 500 Index
Dow Jones US Industrial Suppliers Index

The graph above compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Consumer Discretionary Index and the Dow Jones US Industrial Suppliers Index. The graph assumes an initial investment of $100 in our common stock at the market close on November 27, 2020, which was our initial trading day. Data for the S&P 500 Consumer Discretionary Index and the Nasdaq Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

Unregistered Sales of Equity Securities
On January 24, 2021, Landcadia entered into subscription agreements, pursuant to which certain investors agreed to purchase, and Landcadia agreed to sell to the investors, an aggregate of 37,500,000 shares of Landcadia Class A common stock for gross proceeds to Landcadia of $375 million (the “PIPE Investment”). The PIPE Investment closed immediately prior to the Closing of the Business Combination.
The sales of the above securities were exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act. The sales of the above securities did not involve underwriters, underwriting discounts or commissions or public offerings of securities of the registrant.
Other than described above, we made no sales of our equity securities during the year ended December 25, 2021.
Issuer Purchases of Equity Securities
On November 22, 2021, we provided notice to the holders of the outstanding Warrants (the “Warrants”) that all such Warrants would be redeemed in accordance with the terms of such Warrants and the Warrant Agreement (the “Redemption”). Accordingly, on November 30, 2021, the Company provided written notice to Nasdaq of its intention to voluntarily withdraw the Warrants from listing on Nasdaq. On December 30, 2021, we announced the completed redemption of the outstanding warrants. See Note 8 - Warrants of the Notes to Consolidated Financial Statements included herein for additional information.
Other than described above, we made no repurchases of our equity securities during the year ended December 25, 2021.
Item 6 – [Reserved]
Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides information which our management believes is relevant to an assessment and understanding of our operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and schedules thereto appearing elsewhere herein. In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information”, as well as “Risk Factors” in Item 1A of this Annual Report.
General
Hillman is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), had net sales of approximately $1,426.0 million in 2021. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
On July 14, 2021, privately held HMAN Group Holdings Inc. ("Old Hillman"), and Landcadia Holdings III, Inc. (“Landcadia” and after the Business Combination described herein, “New Hillman”), a special purpose acquisition company ("SPAC") consummated the previously announced business combination (the “Closing”) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, the "Merger Agreement”). Unless the context indicates otherwise, the discussion of the Company and it's financial condition and results of operations is with respect to New Hillman following the closing date and Old Hillman prior to the closing date. See Note 1 - Basis of Presentation of the Notes to Consolidated Financial Statements for additional information.
In connection with the Closing, the Company entered into a new credit agreement (the “Term Credit Agreement”), which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). The Company also entered into an amendment to their existing asset-based revolving credit agreement, extending the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds of the funded term loans under the Term Credit Agreement and revolving credit loans under the ABL Credit Agreement were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018, (2) refinance outstanding revolving credit loans, and (3) redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”). Additionally, we fully redeemed the 11.6% Junior Subordinated

Debentures. In connection with the refinancing we incurred a loss of $8.1 million and paid $38.7 million in financing fees, of which $21.0 million was recorded as a financing activity. See Note 9 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
On April 16, 2021, the Company completed the acquisition of Oz Post International, LLC ("OZCO"), a leading manufacturer of superior quality hardware that offers structural fasteners and connectors used for decks, fences and other outdoor structures, for a total purchase price of $38.9 million. The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35.0 million of incremental term loan funds to be used to finance the acquisition. Refer to Note 6 - Acquisitions of the Notes to Consolidated Financial Statements for additional information.
On November 22, 2021, the Company provided notice to the holders of its outstanding warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.0001 per share, that all such Warrants will be redeemed in accordance with the terms of such Warrants and the Warrant Agreement (the “Redemption”). As of December 25, 2021, the Company exercised and redeemed all of its warrants. The Company issued 6.4 million shares of common stock in connection with the Redemption. Refer to Note 8 - Warrants of the Notes to Consolidated Financial Statements for additional information.
Current Economic Conditions
Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States and Canada. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. In 2020, the pandemic had a significant impact on our business, driving high demand for personal protective equipment, including face masks, disposable gloves, sanitizing wipes, and disinfecting sprays. During 2020, at the request of our customers, we began to sell certain categories of protective and cleaning equipment that are not a part of our core product offerings, including wipes, sprays, masks and bulk boxes of disposable gloves. High demand and limited supply of these products available for retail sale drove prices and cost up in 2020. In 2021, demand for certain protective product categories softened. As vaccines were rolled out, supply returned to a more normal level. In the third quarter of 2021, we evaluated our customers' needs and the market conditions and ultimately decided to exit certain protective product categories. In connection with the exit of these product lines, we recorded an inventory valuation charge of $32.0 million including the write off of inventory along with costs for donation and disposal of the remaining inventory on hand.
It is possible that the COVID-19 pandemic could further impact our business, the operations of our suppliers and vendors, and the operations of our customers, especially in light of the emergence of new variants which would cause a recurrence of high levels of infection and hospitalization. If we need to close any of our facilities or a critical number of our employees become too ill to work, our distribution network could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, demand for our products could also be materially adversely affected in a rapid manner. The Company continues to experience customer demand both during the year ended December 25, 2021 and during the subsequent period. Our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail through the remainder of fiscal 2022. A large portion of our customers continue to operate and sell our products, with some customers reducing operations or restricting some access to portions of the retail space. The magnitude of the financial impact on our quarterly and annual results is dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and Canada economies resume normal operations.
An extended period of global supply chain, workforce availability, and economic disruption could materially affect the Company's business, the results of operations, financial condition, access to sources of liquidity, and the carrying value of goodwill and intangible assets. While a triggering event did not occur during the year ended December 25, 2021, a prolonged COVID-19 pandemic could negatively impact net sales growth, change key assumptions and other global and regional macroeconomic factors that could result in future impairment charges for goodwill, indefinite-lived intangible assets and definite lived intangible assets. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition, or liquidity will ultimately be impacted.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately by 1.7% in 2019, decreased by 6.5% in 2020, and decreased by 2.6% in 2021. The U.S. dollar decreased in value relative to the Taiwan dollar by approximately 0.2% in 2019, decreased by 7.9% in 2020, and decreased by 1.4% in 2021.
In addition, the negotiated purchase price of our products may be dependent upon market fluctuations in the cost of raw materials such as steel, zinc, and nickel used by our vendors in their manufacturing processes. The final purchase cost of our products may also be dependent upon inflation or deflation in the local economies of vendors in China and Taiwan that could impact the cost of labor used in the manufacturing of our products. We identify the directional impact of changes in our product cost, but the quantification of each of these variable impacts cannot be measured as to the individual impact on our product cost with a sufficient level of precision.
We are also exposed to risk of unfavorable changes in Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar decreased in value relative to the Canadian dollar by approximately 4.1% in 2019, decreased by 1.9% in 2020, and decreased by 0.2% in 2021. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.

Product Revenues
The following is revenue based on products for our significant product categories and operating segments:

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 25, 2021
Fastening and hardware	$740,088	$—	$149,165	$889,253
Personal protective	284,886	—	397	285,283
Keys and key accessories	—	190,697	1,826	192,523
Engraving	—	58,555	77	58,632
Resharp	—	276	—	276
Consolidated	$1,024,974	$249,528	$151,465	$1,425,967

Year Ended December 26, 2020
Fastening and hardware	$706,865	$—	$131,493	$838,358
Personal protective	317,527	—	239	317,766
Keys and key accessories	—	157,828	2,878	160,706
Engraving	—	51,423	6	51,429
Resharp	—	36	—	36
Consolidated	$1,024,392	$209,287	$134,616	$1,368,295

Year Ended December 28, 2019
Fastening and hardware	$607,247	$—	$121,242	$728,489
Personal protective	245,769	—	—	245,769
Keys and key accessories	—	185,451	4,009	189,460
Engraving	—	50,613	9	50,622
Resharp	—	22	—	22
Consolidated	$853,016	$236,086	$125,260	$1,214,362

Results of Operations
The following table shows the results of operations for the years ended December 25, 2021 and December 26, 2020.

	Year Ended December 25, 2021		Year Ended December 26, 2020
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,425,967	100.0%	$1,368,295	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	859,557	60.3%	781,815	57.1%
Selling, general and administrative expenses	437,875	30.7%	398,472	29.1%
Depreciation	59,400	4.2%	67,423	4.9%
Amortization	61,329	4.3%	59,492	4.3%
Management fees to related party	270	—%	577	—%
Other income, net	(2,778)	(0.2)%	(5,250)	(0.4)%
Income from operations	10,314	0.7%	65,766	4.8%
Interest expense, net	68,779	4.8%	99,103	7.2%
Refinancing charges	8,070	0.6%	—	—%
Gain on change in fair value of warrant liability	(14,734)	(1.0)%	—	—%
Mark-to-market adjustment of interest rate swap	(1,685)	(0.1)%	601	—%
Loss before income taxes	(50,116)	(3.5)%	(33,938)	(2.5)%
Income tax benefit	(11,784)	(0.8)%	(9,439)	(0.7)%
Net loss	$(38,332)	(2.7)%	$(24,499)	(1.8)%

Adjusted EBITDA (1)	$207,418	14.5%	$221,215	16.2%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Year Ended December 25, 2021 vs December 26, 2020
Net Sales
Net sales for the year ended December 25, 2021 were $1,426.0 million compared to net sales of $1,368.3 million for the year ended December 26, 2020, an increase of approximately $57.7 million. Fastening and hardware sales increased $33.2 million driven by strong retail demand and price increases in the second half of 2021 in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs. Key and engraving sales increased $40.0 million and sales in Canada increased by $16.8 million primarily due to improved retail foot traffic and access to key and engraving machines as compared to 2020 due to COVID-19. These increases were partially offset by sales of personal protective equipment, which decreased by $32.6 million due to lower demand for COVID-19 protective and cleaning materials in 2021.
Cost of Sales
Our Cost of Sales ("COS") is exclusive of depreciation and amortization expense. COS was $859.6 million, or 60.3% of net sales, for the year ended December 25, 2021, an increase of $77.7 million compared to $781.8 million, or 57.1% of net sales, for the year ended December 26, 2020. Cost of sales as a percentage of net sales was 320 bps higher than the prior year primarily due to an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million related to strategic review of our COVID-19 related product offerings. In the third quarter of 2021, we evaluated our customers' needs and the market conditions and ultimately decided to exit certain protective product categories related to COVID-19, including cleaning wipes, disinfecting sprays, face masks, and certain disposable gloves. The remaining increase was primarily due to inflation in commodities and transportation.

Expenses
Selling, general, and administrative ("SG&A") expenses were $437.9 million in the year ended December 25, 2021, an increase of $39.4 million compared to $398.5 million in the year ended December 26, 2020. The following changes in underlying trends impacted the change in SG&A expenses:

•Selling expense was $161.1 million in the year ended December 25, 2021, an increase of $11.5 million compared to $149.6 million for the year ended December 26, 2020. The increase in selling expense was primarily due to variable selling expenses, variable compensation, and travel and entertainment expense in the year ended December 25, 2021.
•Warehouse and delivery expenses were $172.9 million for the year ended December 25, 2021, an increase of $13.9 million compared to warehouse and delivery expenses of $159.0 million for the year ended December 26, 2020. The additional expense was primarily driven by higher sales volume and inflation in labor and shipping costs.
•General and administrative (“G&A”) expenses were $103.9 million in the year ended December 25, 2021, an increase of $14.1 million compared to $89.8 million in the year ended December 26, 2020. In the year ended December 25, 2021 we incurred increased stock based compensation of $10.1 million in connection with modification of awards associated with the Merger (see Note 13 - Stock Based Compensation of the Notes to Consolidated Financial Statements for additional information). We also incurred an additional $6.2 million of legal and consulting expense associated with the merger with Landcadia along with increased legal fees associated with our litigation with KeyMe (see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information). These increases were partially offset by decreased variable compensation.
Depreciation expense of $59.4 million in the year ended December 25, 2021, was lower than the $67.4 million in the year ended December 26, 2020. The decrease was due to certain assets becoming fully depreciated.
Amortization expense of $61.3 million in the year ended December 25, 2021, was comparable to $59.5 million in the year ended December 26, 2020. The increase was primarily due to the acquisition of Ozco in the current year.
Other income of $2.8 million for the year ended December 25, 2021 decreased $2.5 million compared to $5.3 million in the year ended December 26, 2020. In the year ended December 25, 2021 other income consisted primarily of a $1.8 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob, (see Note 16 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information). We also recorded exchange rate gains of $0.9 million in the year ended December 25, 2021. In the year ended December 26, 2020, other income consisted primarily of a $3.5 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. Additionally we received $1.8 million in cash from the Canadian government as part of the Canada Emergency Wage Subsidy program for relief during the second quarter shutdown in Canada during the COVID-19 pandemic. These gains were partially offset by exchange rate losses of $0.7 million.
Interest expense, net, of $68.8 million for the year ended December 25, 2021 decreased $30.3 million, compared to $99.1 million for the year ended December 26, 2020. This decrease was primarily due to the refinancing activities in the third quarter of 2021 leading to lower outstanding debt balances in the year ended December 25, 2021 (see Note 9 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information).

Results of Operations
The following table shows the results of operations for the years ended December 26, 2020 and December 28, 2019.

	Year Ended December 26, 2020		Year Ended December 28, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$1,368,295	100.0%	$1,214,362	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	781,815	57.1%	693,881	57.1%
Selling, general and administrative expenses	398,472	29.1%	382,131	31.5%
Depreciation	67,423	4.9%	65,658	5.4%
Amortization	59,492	4.3%	58,910	4.9%
Management fees to related party	577	—%	562	—%
Other (income) expense, net	(5,250)	(0.4)%	5,525	0.5%
Income from operations	65,766	4.8%	7,695	0.6%
Interest expense, net	99,103	7.2%	113,843	9.4%
Mark-to-market adjustment of interest rate swap	601	—%	2,608	0.2%
Loss before income taxes	(33,938)	(2.5)%	(108,756)	(9.0)%
Income tax benefit	(9,439)	(0.7)%	(23,277)	(1.9)%
Net loss	$(24,499)	(1.8)%	$(85,479)	(7.0)%

Adjusted EBITDA (1)	$221,215	16.2%	$178,658	14.7%

(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Year Ended December 26, 2020 vs Year Ended December 28, 2019
Net Sales
Net sales for the year ended December 26, 2020 were $1,368.3 million, compared to net sales of $1,214.4 million for the year ended December 28, 2019. Sales of personal protective equipment increased by $71.8 million due to high demand for gloves and face masks. Fastening and hardware sales increased $99.6 million driven by strong sales with big box retailers and traditional hardware stores. Finally, sales in Canada increased by $9.4 million primarily due to strong retail demand for our products partially offset by in store shopping restrictions during the second quarter which lead to lower demand during that period. These increases were offset by a decrease of $27.6 million in key sales in the United States. Key sales were negatively impacted by restricted access to key duplicating kiosks and retail key duplication services as a result of COVID-19. As the economy began to reopen, our service team worked closely with our customers to restore access to key machines.
Cost of Sales
Our COS is exclusive of depreciation and amortization expense. Our cost of sales was $781.8 million, or 57.1% of net sales, for the year ended December 26, 2020, an increase of $87.9 million compared to $693.9 million, or 57.1% of net sales, for the year ended December 28, 2019. Cost of goods sold as a percentage of net sales was consistent with the prior year primarily as a result of the following offsetting factors:
•Sourcing savings initiatives that we achieved in 2020, and
•2020 included a higher mix of construction fastener products and personal protective equipment.

Expenses
Selling, general, and administrative ("SG&A") expenses were $398.5 million in the year ended December 26, 2020 an increase of $16.3 million compared to $382.1 million in the year ended December 28, 2019. The following changes in underlying trends impacted the change in SG&A expenses:

•Selling expense was $149.6 million in the year ended December 26, 2020, a decrease of $7.2 million compared to $156.8 million for the year ended December 28, 2019. The decrease in selling expense was primarily due to lower marketing and travel and entertainment expense in the year ended December 26, 2020. Additionally, we had lower compensation cost as a result of the restructuring in our U.S. operations that began in the fourth quarter of 2019.
•Warehouse and delivery expenses were $159.0 million for the year ended December 26, 2020, an increase of $16.7 million compared to warehouse and delivery expenses of $142.3 million for the year ended December 28, 2019. The additional expense was primarily due to higher variable compensation and freight expenses related to increased sales. The remaining increase was due to increased labor driven by premium pay offered to warehouse workers during the COVID-19 outbreak along with additional supplies and personal protective equipment for our facilities.
•G&A expenses were $89.8 million in the year ended December 26, 2020 an increase of $6.8 million compared to $83.0 million in the year ended December 28, 2019. The increase was primarily due to increased legal fees associated with our ongoing litigation with KeyMe (see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information). Additionally, we incurred increased incentive compensation expense in the year ended December 26, 2020.
Depreciation expense was $67.4 million in the year ended December 26, 2020 compared to $65.7 million in the year ended December 28, 2019. The increase was primarily driven by our investment in key duplication machines and merchandising racks.
Amortization expense was $59.5 million in the year ended December 26, 2020 compared to $58.9 million in the year ended December 28, 2019.
Other income was $5.3 million for the year ended December 26, 2020, as compared to a loss of $5.5 million in the year ended December 28, 2019. In the year ended December 26, 2020 other income consisted primarily of a $3.5 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob, (see Note 16 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information). Additionally we received $1.8 million in cash from the Canadian government as part of the Canada Emergency Wage Subsidy program for relief during the second quarter shutdown in Canada during the COVID-19 pandemic. These gains were partially offset by exchange rate losses of $0.7 million. In the year ended December 28, 2019, other expense consisted of an impairment charge of $7.0 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks. This loss was offset by a gain on the sale of machinery and equipment of $0.4 million (see Note 17 - Restructuring of the Notes to Consolidated Financial Statements for additional information), and exchange rate gains of $0.7 million.
Interest expense, net, was $99.1 million for the year ended December 26, 2020, a decrease of $14.7 million, compared to $113.8 million for the year ended December 28, 2019. This decrease was primarily due to lower interest rates combined with lower outstanding debt balances in the year ended December 26, 2020.
Results of Operations – Operating Segments
The following table provides supplemental information of our sales and profitability by operating segment (in thousands):
Hardware and Protective Solutions

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Hardware and Protective Solutions
Segment Revenues	$1,024,974	$1,024,392	$853,016
Segment (Loss) Income from Operations	$(17,185)	$67,313	$14,204
Adjusted EBITDA (1)	$113,738	$153,765	$101,319

(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Year Ended December 25, 2021 vs December 26, 2020
Net Sales
Hardware and Protective Solutions net sales for the year ended December 25, 2021 increased by $0.6 million from the prior year. Fastening and hardware sales increased $33.2 million driven by strong retail demand and price increases in the second half of 2021 in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs. This increase was partially offset by sales of personal protective equipment, which decreased by $32.6 million due to lower demand for COVID-19 protective and cleaning equipment in 2021.
(Loss) Income from Operations
(Loss) Income from operations of our Hardware and Protective Solutions operating segment decreased by approximately $84.5 million in the year ended December 25, 2021 to a loss of $17.2 million from income of $67.3 million in the year ended December 26, 2020. On flat sales, we experienced higher cost of sales and selling, general and administrative expenses as outlined below:

•Cost of sales increased by approximately $61.4 million in the year ended December 25, 2021 to $683.7 million as compared to $622.3 million in the year ended December 26, 2020. Cost of sales as a percentage of net sales was 66.7% in the year ended December 25, 2021, an increase of 590 basis points from 60.8% in the year ended December 26, 2020. In the third quarter of 2021, we recorded an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million primarily related to strategic review of our COVID-19 related product offerings. In the third quarter of 2021, after considering our customers' ongoing needs along with market demand, pricing, and more widespread product availability, we exited the market for certain products related to COVID-19 including cleaning wipes, disinfecting sprays, face masks, and certain disposable gloves. The remaining increase in cost of sales as a percentage of net sales was primarily driven by the inflation in commodities and inbound transportation.
•Warehouse expense increased $12.2 million in the year ended December 25, 2021 compared to the year ended December 26, 2020. The additional expense was primarily driven by inflation in labor and shipping costs.
•G&A expense increased $8.5 million in the year ended December 25, 2021 compared to the year ended December 26, 2020. The additional expense was primarily due to increased legal and consulting expense associated with the merger with Landcadia along with increased stock compensation expense.

Year Ended December 26, 2020 vs December 28, 2019
Net Sales
Net sales for our Hardware and Protective Solutions operating segment increased by $171.4 million in the year ended December 26, 2020 primarily due to:
•Fastening and hardware sales increased $99.6 million due to strong demand from big box retailers and traditional hardware stores along with price increases initiated in the second quarter of 2019 to offset the impact of tariffs.
•Sales of personal protective equipment increased by $71.8 million due to high demand driven by COVID-19.

Income from Operations
Income from operations of our Hardware and Protective Solutions segment increased by approximately $53.1 million in the year ended December 26, 2020 to $67.3 million as compared to $14.2 million in the year ended December 28, 2019. The increased sales noted above were partially offset by increased cost of sales and increased selling, general and administrative expenses as outlined below:

Cost of sales as a percentage of net sales was 60.8% in the year ended December 26, 2020, a decrease of 1.2 % from 62.0% in the year ended December 28, 2019. The decrease in cost of sales as a percentage of net sales was primarily driven by $7.2 million for payments made to customers in the year ended December 28, 2019 associated with the new product line roll outs for construction fastener products and builders hardware combined with sourcing savings. This was partially offset by a higher mix of construction fastener products and personal protective solutions.

Operating expenses increased $25.1 million in our Hardware and Protective Solutions segment primarily due to:
•Warehouse expense increased $17.7 million in the year ended December 26, 2020 compared to the year ended December 28, 2019. The additional expense was primarily due to increased labor driven by premium pay offered to warehouse workers during the COVID-19 pandemic along with additional supplies and personal protective equipment for our facilities. The remaining increase was primarily due to higher variable and incentive compensation expense related to increased sales.
•General and administrative (“G&A”) expenses increased $2.9 million in the year ended December 26, 2020. The increase was primarily due to increased incentive compensation in the year ended December 26, 2020.
•Depreciation expense increased $2.3 million in the year ended December 26, 2020 due to our merchandising racks.

Robotics and Digital Solutions

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Robotics and Digital Solutions
Segment Revenues	$249,528	$209,287	$236,086
Segment Income from Operations	$23,558	$3,177	$3,385
Adjusted EBITDA (1)	$83,082	$60,265	$70,966
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Year Ended December 25, 2021 vs December 26, 2020
Net Sales
Net sales for our Robotics and Digital Solutions operating segment increased $40.2 million in the year ended December 25, 2021 compared to the net sales for 2020 primarily due to an increase of $32.9 million in key sales. Key and engraving sales were both negatively impacted by low retail foot traffic and limited access to key and engraving machines in 2020 due to COVID-19.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment increased by approximately $20.4 million in the year ended December 25, 2021 to $23.6 million from $3.2 million in the year ended December 26, 2020. The increased sales were offset by increased SG&A as outlined below:

•Selling expense increased $6.9 million in the year ended December 25, 2021 compared to the year ended December 26, 2020. The increase was primarily due to higher sales commissions for kiosk sales and increased travel and compensation expense.
•General and administrative expense increased by $5.6 million primarily due to increased legal fees associated with our ongoing litigation with KeyMe, Inc. (see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information) along with increased legal and consulting costs associated with the merger with Landcadia.
•Depreciation expense decreased by $5.7 million due to assets becoming fully depreciated.

Year Ended December 26, 2020 vs December 28, 2019
Net Sales
Net sales for our Robotics and Digital Solutions operating segment decreased $26.8 million in the year ended December 26, 2020 as compared to net sales for 2019 primarily due to a decrease of $27.6 million in key sales. Key sales were negatively impacted by reduced retail foot traffic and restricted access to key duplicating kiosks along with retail key duplication services as a result of COVID-19. As the economy started to reopen, our service team worked closely with our customers to restore access to key duplicating kiosks.

Income from Operations

Income from operations of our Robotics and Digital Solutions operating segment decreased by approximately $0.2 million for the year ended December 26, 2020 to $3.2 million as compared to $3.4 million in the year ended December 28, 2019. The decrease in net sales was offset by decreased SG&A and other income as outlined below:

•Selling expense decreased $6.7 million in the year ended December 26, 2020 compared to the year ended December 28, 2019. The decrease was primarily due to lower sales commissions for kiosk sales and reduced travel and compensation expense.
•Warehouse expense decreased $1.8 million in the year ended December 26, 2020 compared to the year ended December 28, 2019. The decrease was primarily due to lower freight and shipping expenses driven by lower sales volume.
•General and administrative expense increased by $4.1 million primarily due to increased legal fees associated with our ongoing litigation with KeyMe, Inc. (see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
•Other income increased by $10.4 million in the year ended December 26, 2020 compared to the year ended December 28, 2019. Other income was $3.5 million in the year ended December 26, 2020 and was driven by revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 16 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information). In the year ended December 28, 2019 other expense was comprised primarily of an impairment charge of $7.7 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related assets.

Canada

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Canada
Segment Revenues	$151,465	$134,616	$125,260
Segment Income (Loss) from Operations	$3,941	$(4,724)	$(9,894)
Adjusted EBITDA (1)	$10,598	$7,185	$6,373
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Year Ended December 25, 2021 vs December 26, 2020
Net Sales
Net sales in our Canada operating segment increased by $16.8 million in the year ended December 25, 2021 primarily due to strong retail demand for our products. Sales in 2020 were negatively impacted by low retail foot traffic due to COVID-19.

Income (Loss) from Operations
Driven by higher sales, income from operations of our Canada segment increased by $8.7 million in the year ended December 25, 2021 to income of $3.9 million as compared to a loss of $4.7 million in the year ended December 26, 2020. Additionally, we had $0.5 million in restructuring costs in 2021 compared to $4.8 million in 2020, see Note 17 - Restructuring of the Notes to Consolidated Financial Statements for additional details.

Year Ended December 26, 2020 vs December 28, 2019
Net Sales
Net sales in our Canada operating segment increased by $9.4 million in the year ended December 26, 2020 primarily due to strong retail demand for our products partially offset by in store shopping restrictions in the second quarter which lead to lower demand during that period

Loss from Operations

Income from operations of our Canada segment increased by $5.2 million in the year ended December 26, 2020 to  a loss of $4.7 million as compared to a loss of $9.9 million in the year ended December 28, 2019. The increase in sales combined with lower COS as percentage of sales was partially offset by higher other expense in the year ended December 28, 2019.

•COS as a percentage of net sales decreased 1.5% from 69.1% in the year ended December 28, 2019 to 67.6% in the year ended December 26, 2020 primarily due to $4.3 million of inventory valuation adjustments taken in 2019 in our Canada segment driven by exiting certain lines of business and rationalizing stock keeping units (see Note 17 - Restructuring of the Notes to Consolidated Financial Statements for additional information).
•Other income and expense increased $0.7 million to income of $1.8 million in the current year compared with income of $1.1 million in the year ended December 28, 2019. Other income for the year ended December 26, 2020 consisted primarily of $1.8 million in cash received from the Canadian government as a part of the Canada Emergency Wage Subsidy program for relief during the second quarter shutdown in Canada during the COVID-19 outbreak. This was partially offset by exchange rate losses of $0.6 million. Other income for the year ended December 28, 2019 included a gain on the sale of machinery and equipment of $0.4 million (see Note 17 - Restructuring of the Notes to Consolidated Financial Statements for additional information) and exchange rate gains of $0.7 million.

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

The following table presents a reconciliation of Net loss, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Net loss	$(38,332)	$(24,499)	$(85,479)
Income tax benefit	(11,784)	(9,439)	(23,277)
Interest expense, net	61,237	86,774	101,613
Interest expense on junior subordinated debentures	7,775	12,707	12,608
Investment income on trust common securities	(233)	(378)	(378)
Depreciation	59,400	67,423	65,658
Amortization	61,329	59,492	58,910
Mark-to-market adjustment on interest rate swaps	(1,685)	601	2,608
EBITDA	$137,707	$192,681	$132,263

Stock compensation expense	15,255	5,125	2,981
Management fees	270	577	562
Facility exits (1)	—	3,894	—
Restructuring (2)	910	4,902	13,749
Litigation expense (3)	12,602	7,719	1,463
Acquisition and integration expense (4)	11,123	9,832	12,557
Change in fair value of contingent consideration	(1,806)	(3,515)	—
Change in fair value of warrant liability (5)	(14,734)	—	—
Buy-back expense (6)	2,000	—	7,196
Asset impairment charges (7)	—	—	7,887
Refinancing costs (8)	8,070	—	—
Inventory revaluation charges(9)	32,026	—	—
Anti-dumping duties(10)	3,995	—	—
Adjusted EBITDA	$207,418	$221,215	$178,658

(1)Facility exits include costs associated with the closure of facilities in Parma, Ohio, San Antonio, Texas, and Dallas, Texas.

(2)Restructuring includes restructuring costs associated with restructuring in our Canada segment announced in 2018, including facility consolidation, stock keeping unit rationalization, severance, sale of property and equipment, and charges relating to exiting certain lines of business. Also included is restructuring in our United Stated business announced in 2019, including severance related to management realignment and the integration of sales and operating functions. See Note 17 - Restructuring of the Notes to the Consolidated Financial Statements for additional information. Finally, includes consulting and other costs associated with streamlining our manufacturing and distribution operations.
(3)Litigation expense includes legal fees associated with our litigation with KeyMe, Inc. and Hy-Ko Products Company LLC (see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
(4)Acquisition and integration expense includes professional fees, non-recurring bonuses, and other costs related to historical acquisitions, including the merger with Landcadia III.
(5)The warrant liabilities are marked to market each period end. (see Note 8 - Warrants of the Notes to Consolidated Financial Statements for additional information).
(6)Infrequent buy backs associated with new business wins.

(7)Asset impairment charges includes impairment losses for the disposal of FastKey self-service key duplicating kiosks and related assets.
(8)In connection with the merger,we refinanced our Term Credit Agreement and ABL Revolver. Proceeds from the refinancing were used to redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”) and the 11.6% Junior Subordinated Debentures.
(9)In the third quarter of 2021, we recorded an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million primarily related to strategic review of our COVID-19 related product offerings. We evaluated our customers' needs and the market conditions and ultimately decided to exit the following protective product categories related to COVID-19; cleaning wipes, disinfecting sprays, face masks, and certain disposable gloves (see the Current Economic Conditions section of Management's discussion and analysis for additional information).
(10)Anti-dumping duties assessed related to the nail business for prior year purchases.

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in thousands):

Year Ended December 25, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating (loss) income	$(17,185)	$23,558	$3,941	$10,314
Depreciation and amortization	69,264	45,305	6,160	120,729

Stock compensation expense	13,134	2,121	—	15,255
Management fees	232	38	—	270
Facility exits	—	—	—	—
Restructuring	403	10	497	910
Litigation expense	—	12,602	—	12,602
Acquisition and integration expense	9,869	1,254	—	11,123
Buy-back expense	2,000	—	—	2,000
Inventory revaluation charges	32,026	—	—	32,026
Anti-dumping duties	3,995	—	—	3,995
Change in fair value of contingent consideration	—	(1,806)	—	(1,806)
Adjusted EBITDA	$113,738	$83,082	$10,598	$207,418

Year Ended December 26, 2020	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating (loss) income	$67,313	$3,177	$(4,724)	$65,766
Depreciation and amortization	69,164	50,670	7,081	126,915

Stock compensation expense	4,464	661	—	5,125
Management fees	502	75	—	577
Facility exits	3,894	—	—	3,894
Restructuring	74	—	4,828	4,902
Litigation expense	—	7,719	—	7,719
Acquisition and integration expense	8,284	1,548	—	9,832
Change in fair value of contingent consideration	—	(3,515)	—	(3,515)
Corporate and intersegment adjustments	70	(70)	—	—
Adjusted EBITDA	$153,765	$60,265	$7,185	$221,215

Year Ended December 28, 2019	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating (loss) income	$14,204	$3,385	$(9,894)	$7,695
Depreciation and amortization	65,369	52,924	6,275	124,568

Stock compensation expense	2,436	545	—	2,981
Management fees	562	—	—	562
Restructuring	3,163	708	9,878	13,749
Litigation expense	—	1,463	—	1,463
Acquisition and integration expense	8,837	3,720		12,557
Buy-back expense	7,196	—	—	7,196
Asset impairment charges	—	7,773	114	7,887
Corporate and intersegment adjustments	(448)	448	—	—
Adjusted EBITDA	$101,319	$70,966	$6,373	$178,658

Income Taxes
Year Ended December 25, 2021 vs December 26, 2020
In the year ended December 25, 2021, we recorded an income tax benefit of $11.8 million on a pre-tax loss of $50.1 million. The effective income tax rate was 23.5% for the year ended December 25, 2021. In the year ended December 26, 2020, we recorded income tax benefit of $9.4 million on a pre-tax loss of $33.9 million. The effective income tax rate was 27.8% for the year ended December 26, 2020.

In 2021, the Company's effective tax rate differed from the federal statutory tax rate primarily due to the decrease in the fair value of the warrant liability. In addition, the rate differed for 2021 due to state income taxes and certain non-deductible expenses. In 2020, the Company's effective tax rate differed from the federal statutory tax rate primarily due to state and foreign income taxes.
Year Ended December 26, 2020 vs December 28, 2019
In the year ended December 26, 2020, we recorded an income tax benefit of $9.4 million on a pre-tax loss of $33.9 million. The effective income tax rate was 27.8% for the year ended December 26, 2020. In the year ended December 28, 2019, we recorded income tax benefit of $23.3 million on a pre-tax loss of $108.8 million. The effective income tax rate was 21.4% for the year ended December 28, 2019.

On March 27, 2020, the CARES Act was signed into law by the President of the United States.  The CARES Act included, among other things, corporate income tax relief in the form of accelerated alternative minimum tax ("AMT") refunds, allowed employers to defer certain payroll tax payments throughout 2020, and provided favorable corporate interest deductions for the 2019 and 2020 periods. During 2020, the Company received an accelerated AMT income tax refund of $1.1 million and was able to defer $7.1 million of payroll taxes. The CARES Act interest modification provisions allowed for increased interest deductions.

In 2020, the Company's effective tax rate differed from the federal statutory tax rate primarily due to state and foreign income taxes. In 2019, the Company's effective tax rate differed from the federal statutory tax rate primarily due to state and foreign income taxes. The Company recorded $1.0 million in income tax expense attributable to state NOLs that are expected to expire prior to their utilization.

Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the years ended December 25, 2021, December 26, 2020, and December 28, 2019 by classifying transactions into three major categories: operating, investing, and financing activities.
Operating Activities
Net cash used by operating activities for the year ended December 25, 2021 was approximately $110.3 million. Operating cash flows for the year ended December 25, 2021 were unfavorably impacted by increased inventory driven by inflation and higher on hand amounts to maintain service levels with extended lead times, and payments made for long term incentive programs and other variable compensation. Net cash provided by operating activities for the year ended December 26, 2020 was approximately $92.1 million and was favorably impacted by the reduced net loss. Net cash provided by operating activities for the year ended December 28, 2019 was approximately $52.4 million and was unfavorably impacted by the lower net income, partially offset by improvements in working capital.
Investing Activities
Net cash used for investing activities was $90.5 million, $46.1 million, and $53.5 million for the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively. In the year ended December 25, 2021, we acquired Oz Post International, LLC ("OZCO") for approximately $38.9 million, (see Note 6 - Acquisitions of the Notes to Consolidated Financial Statements for additional information). In the year ending December 26, 2020 we acquired Instafob for approximately $0.8 million. In the year ended December 28, 2019 we acquired Resharp and West Coast Washers for approximately $6.1 million. Finally, cash was used in all periods to invest in our investment in new key duplicating kiosks and machines and merchandising racks. In 2019, we also received $10.4 million in cash proceeds from the sale of a building and machinery in Canada and a building in Georgia.
Financing Activities
Net cash provided by financing activities was $193.3 million for the year ended December 25, 2021. We received cash of $455.2 million on the recapitalization of Landcadia, net of transaction costs and $363.3 million from the issuance of common stock to certain investors (the “PIPE Investors”).
In connection with the Merger, we refinanced all of our outstanding debt. On July 14, 2021 we entered into a new credit agreement, which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). Concurrently with the Term Credit Agreement, we also entered into an amendment to their existing asset-based revolving credit agreement (the “ABL Amendment”) and extended the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018, (2) refinance outstanding revolving credit loans, and (3) redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”), issued by the Borrower and as a result the 6.375% Senior Notes are redeemed, satisfied and discharged and no longer in effect. Additionally, we fully redeemed the 11.6% Junior Subordinated Debentures. In connection with the refinancing we incurred a loss of $8.1 million and paid $38.7 million in financing fees, of which $21.0 million was recorded as a financing activity. See Note 9 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
In the second quarter of 2021, we entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018, which provided $35.0 million of incremental term loan funds to be used to finance the acquisition, (see Note 6 - Acquisitions of the Notes to Consolidated Financial Statements for additional information).
In the year ended December 25, 2021 we used $8.0 million to make regularly scheduled payments under our old Term Credit agreement. Our revolver draws, net of repayments, provided cash of $21.0 million in the year ended December 25, 2021. Finally, in the year ended December 25, 2021 the Company received $2.7 million on the exercise of stock options.
Net cash used for financing activities was $45.1 million for the year ended December 26, 2020. The borrowings on revolving credit loans provided $99.0 million. The Company used $140.0 million of cash for the repayment of revolving credit loans and $10.6 million for principal payments on the senior term loans. In the year ended December 26, 2020 the Company received $7.3 million on the exercise of stock options.

Net cash used for financing activities was $7.1 million for the year ended December 28, 2019. The borrowings on revolving credit loans provided $43.5 million. The Company used $38.7 of cash for the repayment of revolving credit loans and $10.6 million for principal payments on the senior term loans. On November 15, 2019, we amended the ABL Revolver agreement which provided an additional $100.0 million of revolving credit, bringing the total available to $250.0 million. In connection with the amendment we paid $1.4 million in fees.
Liquidity
We believe that projected cash flows from operations and ABL Revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. As of December 25, 2021, the ABL Revolver had an outstanding amount of $93.0 million and outstanding letters of credit of $32.9 million leaving $124.1 million of available borrowings as a source of liquidity. Our material cash requirements for known contractual obligations include capital expenditures, debt, and lease obligations, each of which are discussed in more detail earlier in this section and in the footnotes to the consolidated financial statements. We believe projected cash flows from operations and ABL Revolver availability will be sufficient to meet our liquidity and capital needs for these items in the short-term and also in the long-term beyond the next 12 months. We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current distribution needs and are fulfilled by our suppliers within the short term.
Our working capital (current assets minus current liabilities) position of $391.0 million as of December 25, 2021 represents an increase of $149.2 million from the December 26, 2020 level of $241.8 million. The COVID-19 pandemic has not, as of the date of this report, had a materially negative impact on the Company's liquidity position. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Related Party Transactions
The information required by this Item is set forth in the section entitled Related Party Transactions in the 2022 Proxy Statement and is hereby incorporated by reference into this Form 10-K.
Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements. As disclosed in that note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events cannot be predicted with certainty and, therefore, actual results could differ from those estimates. The following section describes our critical accounting policies.
Revenue Recognition:
Revenue is recognized when control of goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
We offer a variety of sales incentives to its customers primarily in the form of discounts and rebates. Discounts are recognized in the Consolidated Financial Statements at the date of the related sale. Rebates are based on the revenue to date and the contractual rebate percentage to be paid. A portion of the cost of the rebate is allocated to each underlying sales transaction. Discounts and rebate are included in the determination of net sales.
We also establish reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Discounts and allowances are included in the determination of net sales.

Our performance obligations under its arrangements with customers are providing products, in-store merchandising services, and access to key duplicating and engraving equipment. Generally, the price of the merchandising services and the access to the key duplicating and engraving equipment is included in the price of the related products. Control of products is transferred at the point in time when the customer accepts the goods, which occurs upon delivery of the products. Judgment is required in determining the time at which to recognize revenue for the in-store services and the access to key duplicating and engraving equipment. Revenue is recognized for in-store service and access to key duplicating and engraving equipment as the related products are delivered, which approximates a time-based recognition pattern. Therefore, the entire amount of consideration related to the sale of products, in-store merchandising services, and access to key duplicating and engraving equipment is recognized upon the delivery of the products.

The costs to obtain a contract are insignificant, and generally contract terms do not extend beyond one year. Therefore, these costs are expensed as incurred. Freight and shipping costs and the cost of our in-store merchandising services teams are recognized in selling, general, and administrative expense when control over products is transferred to the customer.
We used the practical expedient regarding the existence of a significant financing component as payments are due in less than one year after delivery of the products.
See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for information on disaggregated revenue by product category.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the standard cost method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our excess and obsolete inventory reserve. However, if our estimates regarding excess and obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 5% difference in actual excess and obsolete inventory reserved for at December 25, 2021, would have affected net earnings by approximately $2.0 million in fiscal 2021.
Goodwill:
We have adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If, after assessing the totality of events or circumstances, we determine that the fair value of a reporting unit is less than the carrying value, then we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
Our annual impairment assessment is performed for the reporting units as of October 1. In 2021, 2020, and 2019, with the assistance of an independent third-party specialist, management assessed the value of our reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate and projected revenue growth. The results of the quantitative assessments in 2021, 2020, and 2019 indicated that the fair value of each reporting unit was in excess of its carrying value.
In our annual review of goodwill for impairment in the fourth quarter of 2021, the fair value of each reporting unit was substantially in excess of its carrying value, with the exception of our Protective Solutions reporting unit, which exceeded its carrying value by approximately 5%, and our Fastening and Hardware Solutions reporting unit, which exceeded its carrying value by approximately 23%. Significant assumptions used in the determination of the estimated fair values of the reporting units are the net sales and earnings growth rates and the discount rate. The net sales and earnings growth rates are dependent on overall market growth rates, the competitive environment, inflation and our ability to pass price increase along to our customers, relative currency exchange rates, and business activities that impact market share. As a result, the growth rate could be adversely impacted by a sustained deceleration in category growth, devaluation of the U.S. Dollar against other currencies or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted in the future by adverse changes in the macroeconomic environment and volatility in the equity and debt markets.

While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Protective Solutions reporting unit’s goodwill. As of December 25, 2021, the carrying value of the Protective Solutions reporting unit’s goodwill was $128.8 million and Fastening and Hardware’s goodwill was $424.1 million.
Intangible Assets:
We evaluate our indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. With the assistance of an independent third-party specialist, management assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges related to indefinite-lived intangible assets were recorded in 2021, 2020, or 2019 as a result of the quantitative annual impairment test.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax related item. For additional information, see Note 7 - Income Taxes, of the Notes to Consolidated Financial Statements.
In accordance with guidance regarding the accounting for uncertainty in income taxes, we recognize a tax position if, based solely on its technical merits, it is more likely than not to be sustained upon examination by the relevant taxing authority.
If a tax position does not meet the more likely than not recognition threshold, we do not recognize the benefit of that position in our financial statements. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements.

Interest and penalties related to income taxes are included in (benefit) provision for income taxes.
Business Combinations:
As we enter into business combinations, we perform acquisition accounting requirements including the following:

•Identifying the acquirer
•Determining the acquisition date
•Recognizing and measuring the identifiable assets acquired and the liabilities assumed, and
•Recognizing and measuring goodwill or a gain from a bargain purchase

We complete valuation procedures and record the resulting fair value of the acquired assets and assumed liabilities based upon the valuation of the business enterprise and the tangible and intangible assets acquired. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of assets acquired and liabilities assumed. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the acquired assets and assumed liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets.

The calculation of the fair value of the tangible assets, including property, plant and equipment, utilizes the cost approach, which computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence. The calculation of the fair value of the identified intangible assets are determined using cash flow models following the income approach or a discounted market-based methodology approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses, and estimated attrition, royalty and discount rates. Goodwill is recorded as the difference in the fair value of the acquired assets and assumed liabilities and the purchase price. Each period, we estimate the fair value of liabilities for contingent consideration by applying a Monte Carlo analysis examining the frequency and mean value of the resulting payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The assumptions utilized in the calculation based on financial performance milestones include projected revenue and/or EBITDA amounts, volatility and discount rates. For potential payments related to product development milestones, we estimated the fair value based on the probability of achievement of such milestones. Any changes in fair value are recorded as other income (expense) in the Consolidated Statement of Comprehensive Income or Loss.
Recent Accounting Pronouncements:
Recently issued accounting standards are described in Note 4 - Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements.
Item 7A – Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Exposure
We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swap only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at December 25, 2021, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $5.2 million.
Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $169.9 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of December 25, 2021. The foreign subsidiaries net tangible assets were $107.6 million and the net intangible assets were $62.3 million as of December 25, 2021.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 15 - Derivatives and Hedging of the Notes to Consolidated Financial Statements.

Item 8 – Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of The Hillman Solutions Corp.. and its consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of The Hillman Solutions Corp. and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of The Hillman Solutions Corp. and its consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of The Hillman Solutions Corp. and its consolidated subsidiaries that could have a material effect on the consolidated financial statements.
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 25, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.
Based on its assessment, our management has concluded that our internal control over financial reporting was effective, as of December 25, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management's assessment with the Audit Committee of The Hillman Companies, Inc.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

/s/ DOUGLAS J. CAHILL		/s/ ROBERT O. KRAFT

Douglas J. Cahill		Robert O. Kraft
President and Chief Executive Officer		Chief Financial Officer
Dated:	March 16, 2022	Dated:	March 16, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders' and Board of Directors
The Hillman Solutions Corp.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hillman Solutions Corp. and subsidiaries (the Company) as of December 25, 2021 and December 26, 2020, the related consolidated statements of comprehensive loss, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 25, 2021, and the related notes and financial statement schedule II -Valuation Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Goodwill
As discussed in Note 2 to the consolidated financial statements, the goodwill balance as of December 25, 2021 was $825,371 thousand. The Company performs goodwill impairment testing annually as of October 1st and whenever events or changes in circumstances indicate that the fair value of a reporting unit is less than the carrying value. With the assistance of a third-party specialist, management assesses the fair value of the reporting units based on a discounted cash flow model and multiples of earnings. Assumptions critical to the fair value estimates under the discounted cash flow model include the projected revenue growth rates and the discount rates.
We identified the assessment of the fair value of two of the Company’s reporting units within its goodwill impairment analysis as a critical audit matter. The estimation of fair value of the two reporting units is complex and subject to significant management judgment and estimation uncertainties. Specifically, evaluating the short-term projected revenue growth rates and the discount rates used to determine the fair value of these reporting units required challenging auditor judgment, as they involved subjective assessments of market, industry and economic conditions that were sensitive to variation. We performed sensitivity analyses to determine the significant assumptions used in the goodwill valuation, which required challenging auditor judgment. Changes to those assumptions could have had a significant effect on the Company’s assessment of the fair value of the two reporting units. Additionally, the audit effort associated with the discount rates required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s goodwill impairment process, including controls related to the short-term projected revenue growth rates and the discount rates. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We compared short-term projected revenue growth rates used in the valuation model against underlying business strategies and growth plans. We evaluated the reasonableness of the Company’s forecasted short-term projected revenue growth rates for the two reporting units by comparing the growth assumptions to comparable entities within the industry. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used by management for the two reporting units by comparing them to a range of discount rates developed using market information for comparable entities within the industry.
Determination of the accounting acquirer
As discussed in Note 3 to the consolidated financial statements, on July 14, 2021, HMAN Group Holdings, Inc. (HMAN) and Landcadia Holdings III, Inc. (Landcadia) consummated a business combination pursuant to a merger agreement (the Merger Agreement), with HMAN becoming a wholly-owned subsidiary of Landcadia, which was renamed Hillman Solutions Corp. The Company accounted for the transaction as a reverse recapitalization and concluded that HMAN was the accounting acquirer based upon the terms of the Merger Agreement and evaluation of a number of indicative factors.
We identified the evaluation of the Company’s determination of the accounting acquirer as a critical audit matter. Subjective auditor judgment was required in evaluating the relative importance of the indicative factors, individually and in the aggregate, including the post-combination voting rights, composition of the board of directors and management, the relative size of the entities, the minority voting rights, and the entity initiating the transaction. A different conclusion would have resulted in a material difference in the accounting for the transaction.
The following are the primary procedures we performed to address this critical audit matter. We tested the Company’s conclusion regarding the determination of the accounting acquirer by evaluating management’s assessment of the post-combination voting rights, composition of the board of directors and management, the relative size of the entities, the minority voting rights, and the entity initiating the transaction, by comparing them to amended and restated bylaws of the Company, the Merger Agreement, and certain filings with the Securities and Exchange Commission.
/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
Cincinnati, Ohio
March 16, 2022

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$14,605	$21,520
Accounts receivable, net of allowances of $2,891 ($2,395 - 2020)	107,212	121,228
Inventories, net	533,530	391,679
Other current assets	12,962	19,280
Total current assets	668,309	553,707
Property and equipment, net of accumulated depreciation of $284,069 ($236,031 - 2020)	174,312	182,674
Goodwill	825,371	816,200
Other intangibles, net of accumulated amortization of $352,695 ($291,434 - 2020)	794,700	825,966
Operating lease right of use assets	82,269	76,820
Deferred tax asset	1,323	2,075
Other assets	16,638	11,176
Total assets	$2,562,922	$2,468,618
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$186,126	$201,461
Current portion of debt and capital lease obligations	11,404	11,481
Current portion of operating lease liabilities	13,088	12,168
Accrued expenses:
Salaries and wages	8,606	29,800
Pricing allowances	10,672	6,422
Income and other taxes	4,829	5,986
Interest	1,519	12,988
Other accrued expenses	41,052	31,605
Total current liabilities	277,296	311,911
Long-term debt	906,531	1,535,508
Deferred tax liabilities	137,764	156,118
Operating lease liabilities	74,476	68,934
Other non-current liabilities	16,760	31,560
Total liabilities	1,412,827	2,104,031

Commitments and Contingencies (Note 18)	—	—
Stockholders' equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 194,083,625 issued and 193,995,320 outstanding at December 25, 2021 and 90,934,930 issued and outstanding at December 26, 2020	20	9
Additional paid-in capital	1,387,410	565,815
Accumulated deficit	(210,181)	(171,849)
Accumulated other comprehensive loss	(27,154)	(29,388)
Total stockholders' equity	1,150,095	364,587
Total liabilities and stockholders' equity	$2,562,922	$2,468,618

The Notes to Consolidated Financial Statements are an integral part of these statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Net sales	$1,425,967	$1,368,295	$1,214,362
Cost of sales (exclusive of depreciation and amortization shown separately below)	859,557	781,815	693,881
Selling, general and administrative expenses	437,875	398,472	382,131
Depreciation	59,400	67,423	65,658
Amortization	61,329	59,492	58,910
Management fees to related party	270	577	562
Other (income) expense	(2,778)	(5,250)	5,525
Income from operations	10,314	65,766	7,695
Gain on change in fair value of warrant liability	(14,734)	—	—
Interest expense, net	61,237	86,774	101,613
Interest expense on junior subordinated debentures	7,775	12,707	12,608
Investment income on trust common securities	(233)	(378)	(378)
Loss (income) on mark-to-market adjustment of interest rate swap	(1,685)	601	2,608
Refinancing costs	8,070	—	—
Loss before income taxes	(50,116)	(33,938)	(108,756)
Income tax benefit	(11,784)	(9,439)	(23,277)
Net loss	$(38,332)	$(24,499)	$(85,479)

Basic and diluted loss per share	$(0.28)	$(0.27)	$(0.96)
Weighted average basic and diluted shares outstanding	134,699	89,891	89,444

Net loss from above	$(38,332)	$(24,499)	$(85,479)
Other comprehensive income:
Foreign currency translation adjustments	(283)	2,652	5,550
Hedging activity	2,517	—	—
Total other comprehensive income	2,234	2,652	5,550
Comprehensive loss	$(36,098)	$(21,847)	$(79,929)

The Notes to Consolidated Financial Statements are an integral part of these statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Cash flows from operating activities:
Net loss	$(38,332)	$(24,499)	$(85,479)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	120,730	126,915	124,568
Loss (gain) on dispositions of property and equipment	221	161	(573)
Impairment of long lived assets	—	210	7,887
Deferred income taxes	(21,846)	(9,462)	(23,586)
Deferred financing and original issue discount amortization	4,336	3,722	3,726
Loss on debt restructuring, net of third party fees paid	(8,372)	—	—
Stock-based compensation expense	15,255	5,125	2,981
Change in fair value of warrant liabilities	(14,734)	—	—
Change in fair value of contingent consideration	(1,806)	(3,515)	—
Other non-cash interest and change in value of interest rate swap	(1,685)	601	2,608
Changes in operating items:
Accounts receivable	15,148	(32,417)	22,863
Inventories	(137,849)	(67,147)	(3,205)
Other assets	3,064	(10,743)	2,878
Accounts payable	(20,253)	76,031	(11,975)
Other accrued liabilities	(24,131)	27,098	9,666
Net cash (used for) provided by operating activities	(110,254)	92,080	52,359
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(38,902)	(800)	(6,135)
Capital expenditures	(51,552)	(45,274)	(57,753)
Proceeds from sale of property and equipment	—	—	10,400
Net cash (used for) investing activities	(90,454)	(46,074)	(53,488)
Cash flows from financing activities:
Borrowings on senior term loans, net of discount	883,872	—	—
Repayments of senior term loans	(1,072,042)	(10,608)	(10,608)
Borrowings of revolving credit loans	322,000	99,000	43,500
Repayments of revolving credit loans	(301,000)	(140,000)	(38,700)
Repayments of senior notes	(330,000)	—	—
Financing fees	(20,988)	—	(1,412)
Proceeds from recapitalization of Landcadia, net of transaction costs	455,161	—	—
Proceeds from sale of common stock in PIPE, net of issuance costs	363,301	—	—
Repayment of Junior Subordinated Debentures	(108,707)	—	—
Principal payments under capitalized lease obligations	(938)	(836)	(683)
Proceeds from exercise of stock options	2,670	7,340	100
Proceeds from sale of Holdco stock	—	—	750
Net cash provided by (used for) financing activities	193,329	(45,104)	(7,053)
Effect of exchange rate changes on cash	464	645	(79)
Net (decrease) increase in cash and cash equivalents	(6,915)	1,547	(8,261)
Cash and cash equivalents at beginning of period	21,520	19,973	28,234
Cash and cash equivalents at end of period	$14,605	$21,520	$19,973
The Notes to Consolidated Financial Statements are an integral part of these statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance at December 29, 2018	547,129	$5	(4,740)	$(4,320)	$553,843	$(61,871)	$(37,590)	$450,067
Retroactive application of recapitalization	88,852,377	4	4,740	4,320	(4,324)	—	—	—
Balance at December 29, 2018 - Recast	89,399,506	9	—	—	549,519	(61,871)	(37,590)	450,067
Net Loss	—	—	—	—	—	(85,479)	—	(85,479)
Stock-based compensation	—	—	—	—	2,981	—	—	2,981
Proceeds from exercise of stock options	16,483	—	—	—	100	—	—	100
Proceeds from sale of stock	88,299	—	—	—	750	—	—	750
Vesting of restricted shares	45,327	—	—	—	—	—	—	—
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	5,550	5,550
Balance at December 28, 2019	89,549,615	$9	—	$—	$553,350	$(147,350)	$(32,040)	$373,969
Net Loss	—	—	—	—	—	(24,499)	—	(24,499)
Stock-based compensation	—	—	—	—	5,125	—	—	5,125
Proceeds from exercise of stock options	1,208,705	—	—	—	7,340	—	—	7,340
Vesting of restricted shares	176,610	—	—	—	—	—	—	—
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	2,652	2,652
Balance at December 26, 2020	90,934,930	$9	—	$—	$565,815	$(171,849)	$(29,388)	$364,587
Net Loss	—				—	(38,332)	—	(38,332)
Stock-based compensation	—				15,255	—	—	15,255
Proceeds from exercise of stock options	435,107	—	—	—	2,670	—	—	2,670
Vesting of restricted shares	88,305	—	—	—	—	—	—	—
Recapitalization of Landcadia, net of issuance costs and fair value of of assets and liabilities acquired	58,672,000	6	—	—	377,959	—	—	377,965
Shares issued to PIPE, net of issuance costs	37,500,000	4	—	—	363,297	—	—	363,301
Hedging activity	—	—	—	—	—	—	2,517	2,517
Warrant redemption	6,364,978	1	—	—	62,414	—	—	62,415
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(283)	(283)
Balance at December 25, 2021	193,995,320	$20	—	$—	$1,387,410	$(210,181)	$(27,154)	$1,150,095

The Notes to Consolidated Financial Statements are an integral part of these statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying financial statements include the consolidated accounts of The Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to The Hillman Solutions Corp. and its wholly-owned subsidiaries. The Consolidated Financial Statements included herein have been prepared in accordance with accounting standards generally accepted in the United States of America ("U.S. GAAP") and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. References to 2021, 2020, and 2019 are for fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.
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
In connection with the closing of the Business Combination on July 14, 2021, Landcadia changed its name from “Landcadia Holdings III, Inc." to “Hillman Solutions Corp.” and the Company’s common stock and warrants began trading on The Nasdaq Stock Market under the trading symbols “HLMN” and “HLMNW”, respectively.
The Company has a 52-53 week fiscal year ending on the last Saturday in December. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise of 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2022.
Nature of Operations:
The Company is comprised of three separate operating business segments: (1) Hardware and Protective Solutions, (2) Robotics and Digital Solutions, and (3) Canada.
Hillman provides and, on a limited basis, produces products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; personal protective equipment such as gloves and eye-wear; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors.
On April 16, 2021, the Company completed the acquisition of Oz Post International, LLC ("OZCO"), a leading manufacturer of superior quality hardware that offers structural fasteners and connectors used for decks, fences and other outdoor structures, for a total purchase price of $38,902. The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35,000 of incremental term loan funds to be used to finance the acquisition. Ozco has business operations in the United States and its financial results reside within our Hardware and Protective Solutions segment.
In the fourth quarter of 2019, the Company implemented a plan to restructure the management and operations of our U.S. business to achieve synergies and cost savings associated with the recent acquisitions. The restructuring plan includes management realignment, integration of sales and operations functions, and strategic review of our product offerings. See Note 17 - Restructuring for more information

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
On August 16, 2019, the Company acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a total purchase price of $21,100. Resharp has existing operations in the United States and its operating results reside within the Company's Robotics and Digital reportable segment. See Note 6 - Acquisitions for additional information.

2. Summary of Significant Accounting Policies:
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $8,219 and $9,279 at December 25, 2021 and December 26, 2020, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes it's credit risk is minimal.
Restricted Investments:
The Company's restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company's employees. The current portion of the investments is included in other current assets and the long term portion in other assets on the accompanying Consolidated Balance Sheets. See Note 11 - Deferred Compensation Plan for additional information.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts by considering historical losses, adjusted to take into account current market conditions. The estimates for calculating the aggregate reserve are based on the financial condition of the customers, the length of time receivables are past due, historical collection experience, current economic trends, and reasonably supported forecasts. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $2,891 and $2,395 as of December 25, 2021 and December 26, 2020, respectively.

In the years ended December 25, 2021 and December 26, 2020, the Company entered into agreements to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $322,509 and $323,715 for the years ended December 25, 2021 and December 26, 2020, respectively, and has included the proceeds in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Related to the sale of accounts receivable, the Company recorded losses of approximately $1,433 and $1,782 for the years ended December 25, 2021 and December 26, 2020, respectively.
Inventories:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the standard cost method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Property and Equipment:
Property and equipment are carried at cost and include expenditures for new facilities and major renewals. For financial accounting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally 2 to 15 years. Assets acquired under finance leases are depreciated over the terms of the related leases. Maintenance and repairs are charged to expense as incurred. The Company capitalizes certain costs that are directly associated with the development of internally developed software, representing the historical cost of these assets. Once the software is completed and placed into service, such costs are amortized over the estimated useful lives. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income (loss) from operations.
Property and equipment, net, consists of the following at December 25, 2021 and December 26, 2020:

	Estimated Useful Life
	(Years)			2021	2020
Leasehold improvements	life of lease			11,773	11,506
Machinery and equipment	2	-	10	366,198	334,643
Computer equipment and software	2	-	5	64,648	61,737
Furniture and fixtures	6	-	8	5,390	5,467
Construction in process				10,372	5,352
Property and equipment, gross				458,381	418,705
Less: Accumulated depreciation				284,069	236,031
Property and equipment, net				$174,312	$182,674
Goodwill:
The Company has adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that the fair value of a reporting unit is less than the carrying value, then the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
The Company’s annual impairment assessment is performed for it's reporting units as of October 1st. With the assistance of an independent third-party specialist, management assessed the value the of the reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate and projected average revenue growth. The results of the quantitative assessment in 2021, 2020, and 2019 indicated that the fair value of each reporting unit was in excess of its carrying value. Therefore goodwill was not impaired as of our annual testing dates.
No impairment charges were recorded in the years ended December 25, 2021, December 26, 2020, or December 28, 2019.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at				Goodwill at
	December 26, 2020	Acquisitions	Disposals	Other(1)	December 25, 2021
Hardware and Protective Solutions	$565,578	$9,250	$—	$(130)	$574,698
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	29,686	—	—	51	29,737
Total	$816,200	$9,250	$—	$(79)	$825,371
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.

Intangible Assets:
Intangible assets arise primarily from the determination of their respective fair market values at the date of acquisition.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from 5 to 20, representing the period over which the Company expects to receive future economic benefits from these assets.
Other intangibles, net, as of December 25, 2021 and December 26, 2020 consist of the following:

	Estimated
	Useful Life (Years)			December 25, 2021	December 26, 2020
Customer relationships	13	-	20	$965,054	$941,648
Trademarks - indefinite	Indefinite			85,591	85,603
Trademarks - other	7	-	15	29,000	26,400
Technology and patents	8	-	12	67,750	63,749
Intangible assets, gross				1,147,395	1,117,400
Less: Accumulated amortization				352,695	291,434
Intangible assets, net				$794,700	$825,966
Estimated annual amortization expense for intangible assets subject to amortization at December 25, 2021 for the next five fiscal years is as follows:

Fiscal Year Ended	Amortization Expense
2022	$61,697
2023	$61,697
2024	$61,697
2025	$61,217
2026	$56,812
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. With the assistance of an independent third-party specialist, management assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges related to indefinite-lived intangible assets were recorded by the Company in 2021, 2020, or 2019 as a result of the quantitative annual impairment test.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Long-Lived Assets:
Long-lived assets, such as property plant and equipment and definite-lived intangibles assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its' fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment charges were recorded in 2021. In the year ended December 26, 2020 and December 28, 2019, the Company recorded an impairment charge of $210 and $7,887, respectively, related to the loss on the disposal of our FastKey self-service duplicating kiosks and related assets in our Robotics and Digital Solutions operating segment. All of the aforementioned impairment charges incurred were included within the respective other income/expense on the Consolidated Statements of Comprehensive Loss. Approximately 95% of the Company’s long-lived assets are held within the United States.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where management estimates it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax related item. See Note 7 - Income Taxes for additional information.
In accordance with guidance regarding the accounting for uncertainty in income taxes, the Company recognizes a tax position if, based solely on its technical merits, it is more likely than not to be sustained upon examination by the relevant taxing authority. If a tax position does not meet the more likely than not recognition threshold, the Company does not recognize the benefit of that position in its Consolidated Financial Statements. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to be recognized in the Consolidated Financial Statements.

Interest and penalties related to income taxes are included in (benefit) provision for income taxes.

Contingent Consideration:
Contingent consideration relates to the potential payment for an acquisition that is contingent upon the achievement of the acquired business meeting certain product development milestones and/or certain financial performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred. The estimated fair value of the contingent consideration was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The assumptions utilized in the calculation based on financial performance milestones include projected revenue and/or EBITDA amounts, volatility and discount rates. For potential payments related to product development milestones, we estimated the fair value based on the probability of achievement of such milestones. The assumptions utilized in the calculation of the acquisition date fair value include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.
Risk Insurance Reserves:
The Company self-insures our general liability including products liability, automotive liability, and workers' compensation losses up to $500 per occurrence. Our policy is to estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims, and third-party actuarial analysis.  The third-party actuarial analysis is based on historical information along with certain assumptions about future events.  These reserves are classified as other current and other long-term liabilities within the balance sheets.
The Company self-insures our group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Retirement Benefits:
Certain employees of the Company are covered under a profit-sharing and retirement savings plan. The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of the employee's compensation. In addition, the plan provides an annual contribution in amounts authorized by the Board of Directors, subject to the terms and conditions of the plan.
Hillman Canada sponsors a Deferred Profit Sharing Plan (“DPSP”) and a Group Registered Retirement Savings Plan (“RRSP”) for all qualified, full-time employees, with at least three months of continuous service. DPSP is an employer-sponsored profit sharing plan registered as a trust with the Canada Revenue Agency (“CRA”). Employees do not contribute to the DPSP. There is no minimum required contribution; however, DPSPs are subject to maximum contribution limits set by the CRA. The DPSP is offered in conjunction with a RRSP. All eligible employees may contribute an additional voluntary amount of up to eight percent of the employee's gross earnings. Hillman Canada is required to match 100% of all employee contributions up to 2% of the employee's compensation into the DPSP account. The assets of the RRSP are held separately from those of Hillman Canada in independently administered funds.
Retirement benefit costs were $4,218, $3,343, and $2,725 in the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.
Warrant Liabilities:
The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classified the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. The warrants were fully redeemed in the year ended December 25, 2021, see Note 8 - Warrants for additional information.
Revenue Recognition:
Revenue is recognized when control of goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company offers a variety of sales incentives to its customers primarily in the form of discounts and rebates. Discounts are recognized in the Consolidated Financial Statements at the date of the related sale. Rebates are based on the revenue to date and the contractual rebate percentage to be paid. A portion of the cost of the rebate is allocated to each underlying sales transaction. Discounts and rebate are included in the determination of net sales.
The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Discounts and allowances are included in the determination of net sales.
The following table disaggregates our revenue by product category:

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 25, 2021
Fastening and Hardware	$740,088	$—	$149,165	$889,253
Personal Protective	284,886	—	397	285,283
Keys and Key Accessories	—	190,697	1,826	192,523
Engraving	—	58,555	77	58,632
Resharp	—	276	—	276
Consolidated	$1,024,974	$249,528	$151,465	$1,425,967

Year Ended December 26, 2020
Fastening and Hardware	$706,865	$—	$131,493	$838,358
Personal Protective	317,527	—	239	317,766
Keys and Key Accessories	—	157,828	2,878	160,706
Engraving	—	51,423	6	51,429
Resharp	—	36	—	36
Consolidated	$1,024,392	$209,287	$134,616	$1,368,295

Year Ended December 28, 2019
Fastening and Hardware	$607,247	$—	$121,242	$728,489
Personal Protective	245,769	—	—	245,769
Keys and Key Accessories	—	185,451	4,009	189,460
Engraving	—	50,613	9	50,622
Resharp	—	22	—	22
Consolidated	$853,016	$236,086	$125,260	$1,214,362

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following table disaggregates our revenue by geographic location:

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 25, 2021
United States	$1,004,803	$246,494	$—	$1,251,297
Canada	7,326	3,034	151,465	161,825
Mexico	12,845	—	—	12,845
Consolidated	$1,024,974	$249,528	$151,465	$1,425,967

Year Ended December 26, 2020
United States	$1,007,135	$207,283	$—	$1,214,418
Canada	7,789	2,004	134,616	144,409
Mexico	9,468	—	—	9,468
Consolidated	$1,024,392	$209,287	$134,616	$1,368,295

Year Ended December 28, 2019
United States	$835,957	$234,216	$—	$1,070,173
Canada	5,905	1,870	125,260	133,035
Mexico	11,154	—	—	11,154
Consolidated	$853,016	$236,086	$125,260	$1,214,362
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
The Company’s performance obligations under its arrangements with customers are providing products, in-store merchandising services, and access to key duplicating and engraving equipment. Generally, the price of the merchandising services and the access to the key duplicating and engraving equipment is included in the price of the related products. Control of products is transferred at the point in time when the customer accepts the goods, which occurs upon delivery of the products. Judgment is required in determining the time at which to recognize revenue for the in-store services and the access to key duplicating and engraving equipment. Revenue is recognized for in-store service and access to key duplicating and engraving equipment as the related products are delivered, which approximates a time-based recognition pattern. Therefore, the entire amount of consideration related to the sale of products, in-store merchandising services, and access to key duplicating and engraving equipment is recognized upon the delivery of the products.
The costs to obtain a contract are insignificant, and generally contract terms do not extend beyond one year. Therefore, these costs are expensed as incurred. Freight and shipping costs and the cost of our in-store merchandising services teams are recognized in selling, general, and administrative expense when control over products is transferred to the customer.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The Company used the practical expedient regarding the existence of a significant financing component as payments are due in less than one year after delivery of the products.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general, and administrative (“SG&A”) expenses on the Company's Consolidated Statements of Comprehensive Loss.
Shipping and handling costs were $60,991, $50,891, and $47,713 in the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.
Research and Development:
The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the Company's fastening product lines along with the key duplicating and engraving machines. The Company's research and development costs were $2,442, $2,876, and $2,075 in the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.
Stock Based Compensation:
2021 Equity Incentive Plan
Effective July 14, 2021, in connection with the Merger, the Company established the 2021 Equity Incentive Plan. Under the 2021 Equity Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, and other stock-based awards. Hillman reflects the options granted in accordance with Accounting Standards Codification 718, Compensation - Stock Compensation ("ASC 718"). The Company uses a Black-Scholes option pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various assumptions, including expected term, which is based on our historical experience and expected volatility which is estimated based on the average historical volatility of similar entities with publicly traded shares. The Company also makes assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. Determining the fair value of stock options at the grant date requires judgment, including estimates for the expected life of the share-based award, stock price volatility, dividend yield, and interest rate. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.
HMAN Group Holdings Inc. 2014 Equity Incentive Plan
Prior to the Merger, the Company had a stock-based employee compensation plan pursuant to which the Company granted options, stock appreciation rights, restricted stock, and other stock-based awards. Hillman reflects the options granted in its stand-alone Consolidated Financial Statements in accordance with Accounting Standards Codification 718, Compensation — Stock Compensation (“ASC 718”). The Company used a Black-Scholes option pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various assumptions, including expected term, which is based on our historical experience and expected volatility which is estimated based on the average historical volatility of similar entities. The Company also made assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we have not historically paid dividends on these awards and have no current plans to do so in the future. Determining the fair value of stock options at the grant date requires judgment, including estimates for the expected life of the share-based award, stock price volatility, dividend yield, and interest rate. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The Company applied assumptions in the determination of the fair value of the common stock underlying the stock-based awards granted. With the assistance of an independent third-party specialist, management assessed the value of the Company’s common stock based on a combination of the income approach and guideline public company method. Factors that were considered in connection with estimating these grant date fair values are as follows:

•The Company’s financial results and future financial projections;
•The market value of equity interests in substantially similar businesses, which equity interests can be valued through nondiscretionary, objective means;
•The lack of marketability of the Company’s common stock;
•The likelihood of achieving a liquidity event, such as an initial public offering or business combination, given prevailing market conditions;
•Industry outlook; and
•General economic outlook, including economic growth, inflation and unemployment, interest rate environment and global economic trends

Determination of the fair value of our common stock also involved the application of multiple valuation methodologies and approaches, with varying weighting applied to each methodology as of the grant date. Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding the Company’s expected future revenue, expenses, and future cash flows; discount rates; market multiples; the selection of comparable companies; and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact the valuations and may have a material impact on the valuation of our common stock.

Prior to the Merger, the Company revalued the common stock annually, unless changes in facts or circumstances indicate the need for a mid-year revaluation. The valuation of the Company’s common stock was historically performed at the end of our fiscal year. The share prices for the years ended December 26, 2020 and December 28, 2019 were $1,647.13 and $1,315.00, respectively. The increases in the share price year over year reflect the Company’s revenue growth over that time period along with projected future growth in discounted cash flows and with the market inputs.

Stock-based compensation expense is recognized using a fair value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period or performance period of the award on a straight-line basis. The stock-based compensation expense is recorded in general and administrative expenses. The plans are more fully described in Note 13 - Stock Based Compensation.
Fair Value of Financial Instruments:
The Company uses the accounting guidance that applies to all assets and liabilities that are being measured and reported on a fair value basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. Whenever possible, quoted prices in active markets are used to determine the fair value of the Company's financial instruments.
Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposures to (1) interest rate fluctuations on its floating rate senior term loan and (2) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company enters into derivative instrument transactions with financial institutions acting as the counter-party. The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
The relationships between hedging instruments and hedged items are formally documented, in addition to the risk management objective and strategy for each hedge transaction. For interest rate swaps, the notional amounts, rates, and maturities of our interest rate swaps are closely matched to the related terms of hedged debt obligations. The critical terms of the interest rate swap are matched to the critical terms of the underlying hedged item to determine whether the derivatives used for hedging

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
transactions are highly effective in offsetting changes in the cash flows of the underlying hedged item. If it is determined that a derivative ceases to be a highly effective hedge, the hedge accounting is discontinued and all subsequent derivative gains and losses are recognized in the Statement of Comprehensive Loss.
Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of the variable-rate debt and foreign currency exchange rates are considered cash flow hedges. The Company records all derivative instruments in other assets or other liabilities on the Consolidated Balance Sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income or loss. The change in fair value for instruments not qualifying for hedge accounting are recognized in the Statement of Comprehensive Income or Loss in the period of the change. See Note 15 - Derivatives and Hedging for additional information.
Translation of Foreign Currencies:
The translation of the Company's Canadian and Mexican local currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders' equity.
Use of Estimates in the Preparation of Financial Statements:
The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the reporting period. Actual results may differ from these estimates.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of December 25, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to the carrying value of the goodwill and other long-lived assets.
In 2020, the pandemic had a significant impact on the Company's business, driving high demand for personal protective equipment, including face masks, disposable gloves, sanitizing wipes, and disinfecting sprays. During 2020, at the request of our customers, the Company began to sell certain categories of protective and cleaning equipment that are not a part of our core product offerings, including wipes, sprays, masks and bulk boxes of disposable gloves. High demand and limited supply of these products available for retail sale drove prices and cost up in 2020. In contrast, in 2021 the pandemic has had less of an impact on the Company's business, economic activity has generally recovered, and consumer access to personal protective equipment has normalized. By the end of the third quarter of 2021 the Company's product mix has begun to normalize back to near pre-pandemic levels. In 2021, demand for certain protective products softened as vaccines were rolled out and supply returned to a more normal level. In the third quarter of 2021, we evaluated our customers' needs and the market conditions and ultimately decided to exit certain protective product categories. In connection with the exit of these product lines, the Company recorded an inventory valuation charge of $32,026 including the write off of inventory along with costs for donation and disposal of the remaining inventory on hand. Excluding the inventory valuation charge, there was not a material impact to the Company’s consolidated financial statements as of and for the year ended December 25, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s Consolidated Financial Statements in future reporting periods.

3. Merger Agreement:
On July 14, 2021, the Merger between HMAN and Landcadia was consummated. Pursuant to the Merger Agreement, at the closing date of the Merger, the outstanding shares of Old Hillman common stock were converted into 91,220,901 shares of New Hillman common stock as calculated pursuant to the Merger Agreement.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
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

Landcadia cash and cash equivalents (1)	$479,602
PIPE investment proceeds (2)	375,000
Less cash paid to underwriters and other transaction costs, net of tax(3)	(36,140)
Net change in cash and cash equivalents as a result of recapitalization	$818,462
Prepaid expenses and other current assets (1)	132
Accounts payable and other accrued expenses (1)	(81)
Warrant liabilities (1)(4)	(77,190)
Change in net assets as a result of recapitalization	$741,323
The change in number of shares outstanding as a result of the reverse recapitalization is summarized as follows:

Common shares issued to new Hillman shareholders (5)	91,220,901
Shares issued to SPAC sponsors and public shareholders (6)	58,672,000
Common shares issued to PIPE investors (2)	37,500,000
Common shares outstanding immediately after the business combination	187,392,901
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
4.The warrants acquired in the Merger include (a) redeemable warrants issued by Landcadia and sold as part of the units in the Landcadia IPO (whether they were purchased in the Landcadia IPO or thereafter in the open market), which were exercisable for an aggregate of 16,666,628 shares of common stock at a purchase price of $11.50 per share (the “Public Warrants”) and (b) warrants issued by Landcadia to the Sponsors in a private placement simultaneously with the closing of the Landcadia IPO, which were exercisable for an aggregate of 8,000,000 shares of common stock at a purchase price of $11.50 per share (the “Private Placement Warrants”).
5.The Company issued 91,220,901 common shares in exchange for 553,439 Old Hillman common shares resulting in an exchange ratio of 164.83. This exchange ratio was applied to Old Hillman's common shares which further impacted common stock held at par value and additional paid in capital as well as the calculation of weighted average shares outstanding and loss per common share.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6.The Company issued 50,000,000 shares to the public shareholders and 8,672,000 shares to the SPAC sponsor shareholders at the Closing Date.

4. Recent Accounting Pronouncements:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Subsequently, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases. Effective December 30, 2018, the Company adopted the comprehensive new lease standard issued by the FASB. The most significant impact was the recognition of right-of-use ("ROU") assets and liabilities for operating and finance leases applicable to lessees. The Company elected to utilize the transition guidance within the new standard that allowed the Company to carry forward its historical lease classification(s). Operating and finance ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable for most of the Company's leases, management uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases within an initial term of 12 months or less on the accompanying Consolidated Balance Sheets. The expected lease terms include options to extend or terminate the lease when its reasonably certain that the Company will exercise such option. Lease expense for minimum lease payments is recognized over a straight-line basis over the expected lease term. As of December 30, 2018, the Company recorded an Operating ROU Asset of $72,785 and a Finance ROU Asset of $672 within our Consolidated Balance Sheets. Short-term and long-term operating lease liabilities were recorded as $12,040 and $63,291, respectively. Short-term and long-term finance lease liabilities were determined to be $436 and $477, respectively. The adoption of this guidance did not have an impact on net income. Refer to Note 8 - Leases for full lease-related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The Company adopted this ASU in the first quarter of fiscal 2020, and it did not have a material impact on the Company's Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020. The Company adopted this standard during fiscal 2021 and the adoption did not have a material impact on the Company's Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating contract and the optional expedients provided by the new standard.
In January 2021, FASB issued ASU 2021-01, Reference Rate Reform to expand the scope of ASU 2020-04 by allowing an entity to apply the optional expedients, by stating that a change to the interest rate used for margining, discounting or contract price alignment for a derivative is not considered to be a change to the critical terms of the hedging relationship that requires

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
designation. The entity may apply the contract modification relief provided in ASU 2020-04 and continue to account for the derivative in the same manner that existed prior to the changes resulting from reference rate reform or the discounting transition. The Company is currently evaluating contract and the optional expedients provided by the new standard.
In August 2021, the FASB issues ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946) which amends SEC paragraphs in Topic 205, Topic 942 and Topic 946 from the Codification in response to the issuance of SEC Final Rule Nos. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, and 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. These edits are predominantly formatting and paragraph references, with new guidance duplicated from SEC requirements on the presentation of financial statements for funds acquired or to be acquired.
In October 28, 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This update is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to 1) the recognition of an acquired contract liability, and 2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment is effective on December 15, 2022. The Company is currently evaluating the impact provided by the new standard.
5. Related Party Transactions:
The Company has recorded aggregate management fee charges and expenses from CCMP and Oak Hill Funds of $270, $577, and $562 for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively. Subsequent to the Merger, the Company is no longer being charged management fees, Note 3 - Merger Agreement for additional details. Two members of our Board of Directors, Rich Zannino and Joe Scharfenberger, are partners at CCMP. Another director, Teresa Gendron, is the CFO of Jefferies.
The Company recorded proceeds from the sale of stock to members of management and the Board of Directors for $750 during year ended December 28, 2019. There were no such sales in fiscal 2021 nor fiscal 2020.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. Rental expense for the lease of this facility was $351 for the year ended December 25, 2021 and December 26, 2020, and $350 for the year ended December 28, 2019.
At the Closing, Hillman, the Sponsors, CCMP Investors and the Oak Hill Investors entered into the A&R Registration Rights Agreement, pursuant to which, among other things, the parties to the A&R Registration Rights Agreement agreed not to effect any sale or distribution of any equity securities of Hillman held by any of them during the lock-up period described therein and were granted certain registration rights with respect to their respective shares of Hillman common stock, in each case, on the terms and subject to the conditions therein.

6. Acquisitions
Oz Post International, LLC
On April 16, 2021, the Company completed the acquisition of Oz Post International, LLC ("OZCO"), a leading manufacturer of superior quality hardware that offers structural fasteners and connectors used for decks, fences and other outdoor structures, for a total purchase price of $38,902 . The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35,000 of incremental term loan funds to be used to finance the acquisition. OZCO has business operations throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following table reconciles the fair value of the acquired assets and assumed liabilities to the preliminary total purchase price of OZCO. The total purchase price is preliminary as the Company is in the process of finalizing certain working capital adjustments.

Accounts receivable	$1,143
Inventory	3,564
Other current assets	24
Property and equipment	595
Goodwill	9,250
Customer relationships	23,500
Trade names	2,600
Technology	4,000
Total assets acquired	$44,676
Less:
Liabilities assumed	(5,774)
Total purchase price	$38,902
Pro forma financial information has not been presented for OZCO as their associated financial results are insignificant to the financial results of the Company on a standalone basis.
Sharp Systems, LLC
On August 16, 2019, the Company acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a total purchase price of $21,100, including a contingent consideration provision with an estimated fair value of $18,100, with a maximum payout of $25,000 plus 1.8% of net knife-sharpening revenues for five years after the $25,000 is fully paid. Contingent consideration to be paid subsequent to December 25, 2021 is contingent upon several business performance metrics over a multi-year period. See Note 16 - Fair Value Measurements for additional information on the contingent consideration payable as of December 25, 2021. Resharp has existing operations in the United States and its operating results reside within the Company's Robotics and Digital Solutions reportable segment.
The following table reconciles the fair value of the acquired assets and assumed liabilities to the finalized total purchase price of the Resharp acquisition:

Property and equipment	$218
Goodwill	9,382
Technology	11,500
Total assets acquired	$21,100
Less:
Contingent consideration payable	(18,100)
Net cash paid	$3,000

Pro forma financial information has not been presented for Resharp as their associated financial results are insignificant to the financial results of the Company on a standalone basis.
Other Acquisitions
On July 1, 2019, the Company acquired the assets of West Coast Washers, Inc. for a total purchase price of $3,135. The financial results of West Coast Washers, Inc. reside within the Company's Hardware and Protective Solutions reportable

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
segment and have been determined to be immaterial for purposes of additional disclosure.
On February 19, 2020, the Company acquired the assets of Instafob LLC ("Instafob") for a cash payment of $800 and a total purchase price of $2,618, which includes $1,818 in contingent and non-contingent considerations that remain payable to the seller. The financial results of Instafob reside within the Company's Robotics and Digital Solutions reportable segment and have been determined to be immaterial for purposes of additional disclosure.

7. Income Taxes:
Loss before income taxes are comprised of the following components for the periods indicated:

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
United States based operations	$(56,597)	$(30,083)	$(101,197)
Non-United States based operations	6,481	(3,855)	(7,559)
Loss before income taxes	$(50,116)	$(33,938)	$(108,756)
Below are the components of the Company's income tax benefit for the periods indicated:

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Current:
Federal & State	$894	$629	$1,235
Foreign	746	(49)	611
Total current	1,640	580	1,846
Deferred:
Federal & State	(13,651)	(7,625)	(23,333)
Foreign	664	(1,356)	(2,625)
Total deferred	(12,987)	(8,981)	(25,958)
Valuation allowance	(437)	(1,038)	835
Income tax benefit	$(11,784)	$(9,439)	$(23,277)
The Company has U.S. federal net operating loss (“NOL”) carryforwards totaling $119,805 as of December 25, 2021 that are available to offset future taxable income. These carryforwards expire from 2027 to 2038. A portion of the U.S. federal NOLs were acquired with the MinuteKey purchase in 2018. The MinuteKey NOLs are subject to limitation under IRC §382 from current and prior ownership changes. In addition, the Company's foreign subsidiaries have NOL carryforwards aggregating $23,535. A portion of these carryforwards expire from 2035 to 2040. Management anticipates utilizing all foreign NOLs prior to their expiration.

The Company has state NOL carryforwards with an aggregate tax benefit of $4,123 which expire from 2021 to 2041. The Company has maintained a valuation allowance of $9 in fiscal 2021 for the state NOLs expected to expire prior to utilization.
The Company has $1,052 of general business tax credit carryforwards which expire from 2026 to 2041. A valuation allowance of $210 has been maintained for a portion of these tax credits. The Company has $816 of foreign tax credit carryforwards which expire from 2021 to 2027. A full valuation allowance has been established for these credits given insufficient foreign source income projected to utilize these credits.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 25, 2021 and December 26, 2020:

	December 25, 2021	December 26, 2020
	Non-current	Non-current
Deferred Tax Asset:
Inventory	$17,590	$11,423
Bad debt and other sales related reserves	2,029	1,497
Casualty loss reserve	685	279
Accrued bonus / deferred compensation	3,778	7,411
Deferred social security (CARES Act)	899	1,798
Interest limitation	30,094	21,011
Lease liabilities	23,008	21,241
Deferred revenue - shipping terms	320	315
Original issue discount amortization	—	3,078
Transaction costs	2,218	3,061
Federal / foreign net operating loss	31,217	36,217
State net operating loss	4,123	3,806
Tax credit carryforwards	2,400	2,150
All other	1,233	1,481
Gross deferred tax assets	119,594	114,768
Valuation allowance for deferred tax assets	(1,034)	(1,471)
Net deferred tax assets	$118,560	$113,297
Deferred Tax Liability:
Intangible asset amortization	$205,328	$216,354
Property and equipment	27,722	29,901
Lease assets	21,446	20,598
All other items	505	487
Deferred tax liabilities	$255,001	$267,340
Net deferred tax liability	$136,441	$154,043
Realization of the net deferred tax assets is dependent on the reversal of deferred tax liabilities. Although realization is not assured, management estimates it is more likely than not that the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. The Company maintains a valuation allowance of $9 on U.S. state NOLs due to the Company's inability to utilize the losses prior to expiration.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should management decide to repatriate the foreign earnings, the Company would need to adjust the income tax provision in the period the earnings will no longer be indefinitely invested outside the United States.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019 As Restated
Statutory federal income tax rate	21.0%	21.0%	21.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	(1.3)%	0.6%	0.4%
State and local income taxes, net of U.S. federal income tax benefit	2.9%	5.7%	3.0%
Change in valuation allowance	0.9%	1.6%	(1.2)%
Permanent differences:
Acquisition and related transaction costs	(2.2)%	—%	—%
Decrease in fair value of warrant liability	6.2%	—%	—%
Reconciliation of tax provision to return	(1.7)%	0.6%	(0.5)%
Non-deductible compensation	(1.9)%	(1.0)%	(0.7)%
Reconciliation of other adjustments	(0.4)%	(0.7)%	(0.6)%
Effective income tax rate	23.5%	27.8%	21.4%
The Company's reserve for unrecognized tax benefits remains unchanged for the year ended December 25, 2021. A balance of $1,101 of unrecognized tax benefit is shown in the financial statements at December 25, 2021 as a reduction of the deferred tax asset for the Company's NOL carryforward.
The following is a summary of the changes for the periods indicated below:

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Unrecognized tax benefits - beginning balance	$1,101	$1,101	$1,101
Gross increases - tax positions in current period	—	—	—
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Unrecognized tax benefits - ending balance	$1,101	$1,101	$1,101
Amount of unrecognized tax benefit that, if recognized would affect the Company's effective tax rate	$1,101	$1,101	$1,101
Coronavirus Aid, Relief and Economic Security Act (the "CARES Act")

On March 27, 2020, the CARES Act was signed into law by the President of the United States.  The CARES Act included, among other things, corporate income tax relief in the form of accelerated alternative minimum tax ("AMT") refunds, allowed employers to defer certain payroll tax payments throughout 2020, and provided favorable corporate interest deductions for the 2019 and 2020 periods. During 2020, the Company received an accelerated AMT income tax refund of $1,147 and was able to defer $7,136 of payroll taxes. The CARES Act interest modification provisions allowed for increased interest deductions.

The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. The Company is not under any significant audits for the period ended December 25, 2021.

8. Warrants
Each whole warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share and a redemption price of $.10 a share. As of the date of the merger, as discussed in Note 3 - Merger Agreement, there were 24,666,628 warrants outstanding consisting of 16,666,628 public warrants, which were included in the units issued in

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Landcadia's initial public offering ("Public Warrants"), and 8,000,000 private placement warrants, which were included in the units issued in the concurrent private placement at the time of Landcadia's initial public offering ("Private Placement Warrants" and, collectively with the Public Warrants, the "Warrants"). The Public and Private Placement Warrants were accounted for as liabilities and are presented as warrant liabilities on the Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within loss on change in fair value of warrant liabilities in the Consolidated Statements of Comprehensive Loss. As of the date of the Merger, the fair market value of the warranty liabilities were recorded as $77,190 on the Consolidated Balance Sheets. The Public Warrants were considered part of level 1 of the fair value hierarchy, as those securities are traded on an active public market. At the Closing Date, the Company valued the Private Warrants using Level 3 of the fair value hierarchy. The Private Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants are the share price of the Company's common stock, the risk free rate, and the expected volatility of the Company’s common stock.
The Public Warrants may only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the units issued in the initial public offering into their component parts of Public Warrants and shares of common stock. The Public Warrants became exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering.
On November 22, 2021, the Company announced that it would redeem all of its outstanding warrants (the “Public Warrants”) to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), that were issued under the Amended and Restated Warrant Agreement (the “Warrant Agreement”), dated November 13, 2020, by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent (the “Warrant Agent”) as part of the units sold in the Company’s initial public offering (the “IPO”) and that remain outstanding at 5:00 p.m. New York City time on December 22, 2021 (the “Redemption Date”) for a redemption price of $0.10 per Public Warrant. In addition, the Company would redeem all of its outstanding warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the IPO (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) on the same terms as the outstanding Public Warrants.
Under the terms of the Warrant Agreement, the Company was entitled to redeem all of the outstanding Public Warrants at a redemption price of $0.10 per Public Warrant if (i) the last sales price (the “Reference Value”) of the Common Stock equals or exceeds $10.00 per share on any twenty trading days within any thirty-day trading period ending on the third trading day prior to the date on which a notice of redemption is given and (ii) if the Reference Value is less than $18.00 per share, the Private Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants. At the direction of the Company, the Warrant Agent delivered a notice of redemption to each of the registered holders of the outstanding Warrants. As the Reference Value was less than $18.00 per share, payment upon exercise of the Warrants was made either (i) in cash, at an exercise price of $11.50 per share of Common Stock or (ii) on a “cashless basis” in which the exercising holder received a number of shares of Common Stock determined in accordance with the terms of the Warrant Agreement and based on the Redemption Date and the volume weighted average price (the “Fair Market Value”) of the Common Stock during the 10 trading days immediately following the date on which the notice of redemption was sent to holders of Warrants. The Company provided holders the Fair Market Value no later than one business day after such 10-trading day period ends. In no event did the number of shares of Common Stock issued in connection with an exercise on a cashless basis exceed 0.361 shares of Common Stock per Warrant. If any holder of Warrants would, after taking into account all of such holder’s Warrants exercised at one time, have been entitled to receive a fractional interest in a share of Common Stock, the number of shares the holder was entitled to receive was rounded down to the nearest whole number of shares. Any Warrants that remained unexercised at 5:00 p.m. New York City time on the Redemption Date was then void and no longer exercisable, and the holders of those Warrants were entitled to receive only the redemption price of $0.10 per warrant.

As of December 25, 2021, the Company exercised and redeemed all of its warrants generating cash proceeds of $8 and cash paid of $47 and issuing 6,364,978 shares of Common Stock. Public and private warrant exercise activity and underlying Common Stock issued or surrendered for the year ended December 25, 2021 is:

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Public Warrants	Private Warrants	Total
Beginning balance as of July, 14 2021	16,666,628	8,000,000	24,666,628
Shares issued for cash exercises	(666)	—	(666)
Shares issued for cashless exercises	(16,199,169)	(8,000,000)	(24,199,169)
Shares redeemed by the Company	(466,793)	—	(466,793)
Ending balance as of December 25, 2021	—	—	—

9. Long-Term Debt
The following table summarizes the Company’s debt:

	December 25, 2021	December 26, 2020
Revolving loans	$93,000	$72,000
Senior Term Loan, due 2025	—	1,037,044
Senior Term Loan, due 2028	851,000	—
6.375% Senior Notes, due 2022	—	330,000
11.6% Junior Subordinated Debentures - Preferred	—	105,443
Junior Subordinated Debentures - Common	—	3,261
Finance leases & other obligations	1,782	2,044
	945,782	1,549,792
Unamortized premium on 11.6% Junior Subordinated Debentures	—	14,591
Unamortized discount on Senior Term Loan	(5,948)	(6,532)
Current portion of long term debt and capital leases	(11,404)	(11,481)
Deferred financing fees	(21,899)	(10,862)
Total long term debt, net	$906,531	$1,535,508
Revolving Loans and Term Loans
As of December 25, 2021, the ABL Revolver had an outstanding amount of $93,000 and outstanding letters of credit of $32,908. The Company has $124,092 of available borrowings under the revolving credit facility as a source of liquidity as of December 25, 2021.
On April 16, 2021, the Company acquired Oz Post International, LLC ("OZCO"). The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35,000 of incremental term loan funds to be used to finance the acquisition. See Note 6 - Acquisitions for additional information regarding the OZCO acquisition.
In connection with the Closing as described in Note 1 - Basis of Presentation, the Company entered into a new credit agreement (the “Term Credit Agreement”), which provided for a new funded term loan facility of $835,000 and a delayed draw term loan facility of $200,000 (of which $16,000 was drawn). The Company also also entered into an amendment to their existing Asset-Based Revolving Credit Agreement (the “ABL Amendment”) extending the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds of the funded term loans under the Term Credit Agreement and revolving credit loans under the ABL Credit Agreement were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018 ("2018 Term Loan" including the OZCO Amendment), (2) refinance outstanding revolving credit loans, and (3) redeem in full the senior notes due July 15, 2022 (the “6.375% Senior Notes”). Additionally, the Company fully redeemed the 11.6% Junior Subordinated Debentures.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The interest rate on the Term Credit Agreement is, at the discretion of the Company, either the adjusted London Interbank Offered Rate ("LIBOR") rate plus a margin varying from 2.50% and 2.75% and per annum or an alternate base rate plus a margin varying from 1.50% to 1.75% per annum. The Term Credit Agreement is payable in installments equal 0.25% of the original principal amount and delayed draw with a balloon payment due on the maturity date of July 14, 2028. The term loans and other amounts outstanding under the Term Credit Agreement are guaranteed by the Company's wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the Guarantors' assets. The delayed draw term loan facility under the Term Credit Agreement may be used to finance permitted acquisitions and similar investments and to replenish cash and repay revolving credit loans previously used for permitted acquisitions.
Portions of the ABL Revolver are separately available for borrowing by the Company's United States subsidiary and Canadian subsidiary for $200,000 and $50,000, respectively. The interest rate for the ABL Revolver is, at the discretion of the Company, either adjusted LIBOR (or a Canadian banker’s acceptance rate in the case of Canadian Dollar loans) plus a margin varying from 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian Dollar loans) plus a margin varying from 0.25% to 0.75% per annum based on availability. The stated maturity date of the revolving credit commitments under the ABL Credit Agreement is May 31, 2026. The loans and other amounts outstanding under the ABL Credit Agreement and related documents are guaranteed by Holdings and, subject to certain exceptions, the Borrower’s wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the guarantors’ assets plus, solely in the case of the Canadian Borrower, its and its wholly-owned Canadian subsidiary’s assets, which has guaranteed by the Canadian portion under the ABL Credit Agreement.
In connection with the Term Credit Agreement, the Company recorded $23,432 in deferred financing fees and $6,380 in discount which are recorded as long term debt on the Consolidated Balance Sheet. In connection with the ABL Amendment, the Company recorded $3,035 in deferred financing fees which are recorded as other non-current assets on the Consolidated Balance Sheet.
Additionally, the Company recorded a loss (gain) on extinguishment of debt for each debt instrument included in the refinancing as detailed below. The Company amended it's interest rate swaps in connection with the refinancing, see Note 15 - Derivatives and Hedging for additional details.

Loss (gain) on extinguishment of debt
Term Credit Agreement	$20,243
ABL Revolver	288
6.375% Senior Notes, due 2022	1,083
11.6% Junior Subordinated Debentures	(13,603)
Interest rate swaps	59
Total	$8,070

Additional information with respect to the fair value of the Company’s fixed rate Senior Notes and Junior Subordinated Debentures is included in Note 16 - Fair Value Measurements.
The interest rate on the 2018 Term Loan was, at the discretion of the Company, either the adjusted LIBOR rate plus 4.00% per annum for LIBOR loans or an alternate base rate plus 3.00% per annum. The 2018 Term Loan was payable in fixed installments of approximately $2,652 per quarter, with a balloon payment scheduled on the loan's maturity date of May 31, 2025.

6.375% Senior Notes, due 2022

On June 30, 2014, Hillman Group issued $330,000 aggregate principal amount of its senior notes due July 15, 2022 (the “6.375% Senior Notes”), which are guaranteed by The Hillman Solutions Corp. and its domestic subsidiaries other than the Hillman Group Capital Trust. Hillman Group pays interest on the 6.375% Senior Notes semi-annually on January 15 and

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
July 15 of each fiscal year. The 6.375% senior notes were fully redeemed in 2021 in connection with the refinancing discussed above.

Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures

In September 1997, The Hillman Group Capital Trust ("Trust"), a Grantor trust, completed a $105,443 underwritten public offering of 4,217,724 Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 30, 2027.
The Company paid interest to the Trust on the Junior Subordinated Debentures underlying the TOPrS at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust distributed monthly cash payments it received from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25.00 per preferred security. Pursuant to the Indenture that governed the TOPrS, the Trust was able to defer distribution payments to holders of the TOPrS for a period that could not exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company was required to accrue the full amount of all interest payable, and such deferred interest payable became immediately payable by the Company at the end of the Deferral Period. During fiscal year 2020, the Company elected to defer interest payments to the bondholders during April 2020 through July 2020. The additional interest incurred as a result of the deferral was immaterial. Interest paid to the bondholders at the end of the Deferral Period was paid in full. There were no interest deferrals during fiscal 2021 or 2020.
In connection with the public offering of TOPrS, the Trust issued $3,261 of trust common securities to the Company. The Trust invested the proceeds from the sale of the trust common securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 30, 2027. The Trust distributed monthly cash payments it received from the Company as interest on the debentures to the Company at an annual rate of 11.6% on the liquidation amount of the common security.
The Trust Preferred Securities were fully redeemed in 2021 in connection with the refinancing discussed above.
The aggregate minimum principal maturities of the long-term debt obligations for each of the five years following December 25, 2021 are as follows:

Year	Amount
2022	$10,638
2023	8,510
2024	8,510
2025	8,510
2026	8,510
Thereafter	806,322
$851,000
Note that future finance lease payments were excluded from the maturity schedule above. Refer to Note 10 - Leases.
Additional information with respect to the Company's fixed rate Senior Notes and Junior Subordinated Debentures is included in Note 16 - Fair Value Measurements

10. Leases
Lessee
The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both 1) the right to obtain substantially all of the economic benefits from the use of the asset and 2) the right to direct the use of the asset. The Company leases certain distribution center locations, vehicles, forklifts, computer equipment, and its corporate headquarters with expiration dates through 2032. Certain lease arrangements include escalating rent payments and options to extend the lease term. Expected lease terms include these

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. The Company's leasing arrangements do not contain material residual value guarantees nor material restrictive covenants.
The components of operating and finance lease cost for the year ended December 25, 2021 and December 26, 2020 were as follows:

	Year Ended December 25, 2021	Year Ended December 26, 2020
Operating lease cost	$20,860	$19,189
Short term lease costs	4,827	2,404
Variable lease costs	1,496	898
Finance lease cost:
Amortization of right of use assets	914	813
Interest on lease liabilities	123	143
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $27,183, $22,491 and $24,774 in the year ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 25, 2021 and December 26, 2020:

	December 25, 2021		December 26, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.60	2.60	7.19	2.61
Weighted average discount rate	7.88%	5.59%	8.28%	7.14%

Supplemental balance sheet information related to the Company's finance leases as of December 25, 2021 and December 26, 2020:

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	December 25, 2021	December 26, 2020
Finance lease assets, net, included in property plant and equipment	$1,768	$1,919

Current portion of long-term debt	767	872
Long-term debt, less current portion	1,015	1,172
Total principal payable on finance leases	$1,782	$2,044
Supplemental cash flow information related to our operating leases was as follows for the year ended December 25, 2021 and December 26, 2020:

	Year Ended December 25, 2021	Year Ended December 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$19,767	$18,641
Operating cash outflow from finance leases	127	143
Financing cash outflow from finance leases	938	836
As of December 25, 2021, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of December 25, 2021:

	Operating Leases	Finance Leases
Less than one year	$19,192	$922
1 to 2 years	17,224	632
2 to 3 years	16,058	315
3 to 4 years	15,349	92
4 to 5 years	14,582	41
After 5 years	29,649	—
Total future minimum rental commitments	112,054	2,002
Less - amounts representing interest	(24,490)	(220)
Present value of lease liabilities	$87,564	$1,782

Beginning in 2022, the Company will have an additional operating lease for a new property located in Shannon, Georgia for the purposes of office, warehouse, and distribution that had not yet commenced with estimated future minimum rental commitments of approximately $26,721.
Lessor
The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
11. Deferred Compensation Plan
The Company maintains a deferred compensation plan for key employees (the “Nonqualified Deferred Compensation Plan” or “NQDC”) which allows the participants to defer up to 25% of salary and commissions and up to 100% of bonuses to be paid during the year and invest these deferred amounts into certain Company directed mutual fund investments, subject to the election of the participants. The Company is permitted to make a 25% matching contribution on deferred amounts up to $10, subject to a five year vesting schedule.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
As of December 25, 2021 and December 26, 2020, the Company's Consolidated Balance Sheets included $1,686 and $1,911, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company's current and former employees. The current portion of the restricted investments was $138 and $595 as of December 25, 2021 and December 26, 2020, respectively, and is included in other current assets on the accompanying Consolidated Balance Sheets. The assets held in the NQDC are classified as an investment in trading securities, accordingly, the investments are marked-to-market, see Note 16 - Fair Value Measurements for additional detail.
During the years ended December 25, 2021, December 26, 2020, and December 28, 2019 distributions from the deferred compensation plan aggregated $633, $527, and $686, respectively.
12. Equity and Accumulated Other Comprehensive Loss
Common Stock
The Hillman Solutions Corp. has one class of common stock.
Accumulated Other Comprehensive Loss
The following is the detail of the change in the Company's accumulated other comprehensive loss from December 29, 2018 to December 25, 2021 including the effect of significant reclassifications out of accumulated other comprehensive income (net of tax):

Foreign Currency Translation
Balance at December 29, 2018	$(37,590)
Other comprehensive income before reclassifications	5,533
Amounts reclassified from other comprehensive income¹	17
Net current period other comprehensive loss	5,550
Balance at December 28, 2019	(32,040)
Other comprehensive income before reclassifications	2,652
Amounts reclassified from other comprehensive income²	—
Net current period other comprehensive income	2,652
Balance at December 26, 2020	(29,388)
Other comprehensive loss before reclassifications	1,849
Amounts reclassified from other comprehensive income[3]	385
Net current period other comprehensive income	2,234
Balance at December 25, 2021	$(27,154)
1.In the year ended December 28, 2019, the Company fully liquidated its Luxembourg subsidiary which results resides within the Canada reportable segment.The $17 loss was recorded as other income on the Consolidated Statement of Comprehensive Loss.
2.In the year December 26, 2020, there were no amounts reclassified into other comprehensive income.
3.During the year ended December 25, 2021, the Company obtained and amended its interest rate swap agreements to hedge against effective cash flows (i.e. interest payments) on floating-rate debt associated with the Company's new Term Credit Agreement. Refer to Note 9 - Long-Term Debt for further details. In accordance with ASC 815, derivatives designated and that qualify as cash flow hedges of interest rate risk record the associated gain or loss within other comprehensive income. For the year ended December 25, 2021, the Company deferred a gain of $2,982, reclassified a loss of $385 and a net of tax of $850 into other comprehensive income due to hedging activities. The amounts reclassified out of other comprehensive income were recorded as interest expense. See Note 15 - Derivatives and Hedging for additional information on the interest rate swaps.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Stock Based Compensation
HMAN Group Holdings Inc. 2014 Equity Incentive Plan
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
At the Closing, each outstanding option to acquire common stock of Hillman Holdco (a “Hillman Holdco Option”), whether vested or unvested, was assumed by New Hillman and converted into an option to purchase common stock of New Hillman (“New Hillman Option”) with substantially the same terms and conditions (including expiration date and exercise provisions) as applicable to the Hillman Holdco Option immediately prior to the Closing, except both the number of shares and the exercise price were modified using the conversion ratio at closing. Each New Hillman Option is generally subject to the same vesting conditions as the Hillman Holdco Option from which it was converted, except that the performance-based vesting conditions of any Hillman Holdco Option granted prior to 2021 were adjusted such that the performance-based portion of the associated New Hillman Option will vest upon certain pre-established stock price hurdles. For all time based options and performance options granted during 2021 the change in fair value was immaterial and as such no additional compensation cost was recognized. For the performance options granted prior, the modification of the vesting criteria resulted in $11,542 of additional compensation expense, $8,228 of which was recognized in the year ended December 25, 2021, the remainder of which will be recognized through Q1 2022.
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

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
A summary of the stock option activity under the 2014 Equity Inventive Plan for the year ended December 25, 2021 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Exercise Price per Share (in whole dollars)	Weighted Avg. Remaining Contractual Term
Outstanding at December 26, 2020	12,749	$7.66	8.0 years
Granted	2,348
Exercised	(435)
Forfeited or expired	(1,186)
Outstanding at December 25, 2021	13,476	$8.15	7.14 years
Exercisable at December 25, 2021	4,954	$7.76	6.63 years
In fiscal year ended December 25, 2021, 435 options were exercised. In fiscal year ended December 26, 2020, 7,333 options were exercised. In fiscal year ended December 28, 2019, 100 options were exercised.
Stock option compensation expense of $13,634, $3,960, and $2,312 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively. As of December 25, 2021, there was $17,112 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 1.61 years.
The weighted-average grant-date fair value of share options granted during the years 2021, 2020, and 2019 was $10.00, $7.95, and $8.47, respectively. The total intrinsic value of share options exercised during the years ended 2021, 2020, and 2019 was $1,594, $2,193, and $40, respectively.
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
A summary of the restricted stock activity under the 2014 Equity Incentive Plan for the year ended December 25, 2021 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Unvested at December 26, 2020	177	$7.09
Awarded	—
Vested	(88)
Forfeited or expired	—
Unvested at December 25, 2021	89	$7.09
Restricted stock compensation expense of $624, $1,165, and $669 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.
Restricted Stock Units
The Restricted Stock Units ("RSUs") granted to employees for service generally vest after three years, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
A summary of the restricted stock unit activity under the 2014 Equity Incentive Plan for the year ended December 25, 2021 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 26, 2020	—	$—
Granted	323	$10.00
Exercised	—
Forfeited or expired	—
Outstanding at December 25, 2021	323	$10.00
Restricted stock compensation expense of $661 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the fiscal year ended December 25, 2021.
2021 Equity Incentive Plan
Effective July 14, 2021, the Company established the 2021 Equity Incentive Plan. Under the 2021 Equity Incentive Plan (the “Plan”), the maximum number of shares of Stock that may be delivered in satisfaction of Awards under the Plan as of the Effective Date is (i) 7,150,814 shares, plus (ii) the number of shares of Stock underlying awards under the 2014 Equity Incentive Plan that on or after the Effective Date expire or become unexercisable, or are forfeited, cancelled or otherwise terminated, in each case, without delivery of shares or cash therefore, and would have become available again for grant under the Prior Plan in accordance with its terms (not to exceed 14,523,510 shares of Stock in the aggregate) (the “Share Pool”).
Restricted Stock Units
The RSUs granted to employees for service generally vest after three years, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date or the date of the annual meeting following the grant date, whichever is earlier.
A summary of the restricted stock unit activity under the 2021 Equity Incentive Plan for the year ended December 25, 2021 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 26, 2020		$—
Granted	73	11.75
Exercised	—
Forfeited or expired	—
Outstanding at December 25, 2021	73	$11.75
Restricted stock compensation expense of $336 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the fiscal year ended December 25, 2021.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
14. Earnings Per Share
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

	Year Ended December 25, 2021
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(38,332)	134,699	$(0.28)
Dilutive effect of stock options and awards	—	—	—
Dilutive effect of warrants	—	—	—
Net loss per diluted common share	$(38,332)	134,699	$(0.28)

	Year Ended December 26, 2020
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(24,499)	89,891	$(0.27)
Dilutive effect of stock options and awards	—	—	—
Dilutive effect of warrants	—	—	—
Net loss per diluted common share	$(24,499)	89,891	$(0.27)

	Year Ended December 28, 2019
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(85,479)	89,444	$(0.96)
Dilutive effect of stock options and awards	—	—	—
Dilutive effect of warrants	—	—	—
Net loss per diluted common share	$(85,479)	89,444	$(0.96)
Stock options and awards outstanding totaling 3,274,172, 7,309,703 and 1,886,429 were excluded from the computation for the years ended December 28, 2019, December 26, 2020 and December 25, 2021, respectively, as they would have had an antidilutive effect under the treasury stock method. Warrants of 10,539,889 were excluded from the computation for the year ended December 25, 2021 as they would have had an antidilutive effect under the treasury stock method.
15. Derivatives and Hedging
FASB ASC 815, Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments, (3) how the entity accounts for derivative instruments and related hedged items, and (2) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments.
The Company uses derivative financial instruments to manage its exposures to (1) interest rate fluctuations on its floating rate senior term loan and (2) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
Interest Rate Swap Agreements
On January 8, 2018, the Company entered into a new forward Interest Rate Swap Agreement ("2018 Swap 1") with three year terms for $90,000 notional amount. The forward start date of the 2018 Swap was September 30, 2018 and the termination date is June 30, 2021. The 2018 Swap 1 has a fixed interest rate of 2.3% plus the applicable interest rate margin of 4.0% for an effective rate of 6.3%. The 2018 Swap 1 was terminated on June 30, 2021. In accordance with ASC 815, the 2018 Swap 1 was not designated as a cash flow hedge and therefore changes in fair value were recorded in other (income) expense on the Company's Statements of Comprehensive Loss.
On November 8, 2018, the Company entered into another new forward Interest Rate Swap Agreement ("2018 Swap 2") for $60,000 notional amount. The forward start date of the 2018 Swap 2 was November 30, 2018 and the termination date is November 30, 2022. The 2018 Swap 2 has a pay fixed interest rate of 3.1% plus the applicable interest rate margin of 4.0% for an effective rate of 7.1%. The 2018 Swap 2 was effectively terminated on July 16, 2021 in connection with the Merger as described in Note 3 - Merger Agreement. In accordance with ASC 815, the 2018 Swap 2 was not designated as a cash flow hedge and therefore changes in fair value were recorded in other (income) expense on the Company's Statement of Comprehensive Loss.
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 1") for a notional amount of $144,000. The forward start date of the 2021 Swap 1 was July 30, 2021 and the termination date is July 31, 2024. The 2021 Swap 1 has a determined pay fixed interest rate of 0.75%. In accordance with ASC 815, the Company determined the 2021 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive income within the Company's Statement of Comprehensive Loss and the deferred gains or losses are reclassified out of other comprehensive income into interest expense in the same period during which the hedged transactions affect earnings.
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 2") for a notional amount of $216,000. The forward start date of the 2021 Swap 2 was July 30, 2021 and the termination date is July 31, 2024. The 2021 Swap 2 has a determined pay fixed interest rate of 0.76% . In accordance with ASC 815, the Company determined the 2021 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive income within the Company's Statement of Comprehensive Loss and the deferred gains or losses are reclassified out of other comprehensive income into interest expense in the same period during which the hedged transactions affect earnings.
On July 16, 2021, the Company modified its original 2018 Swap 2 derivative instrument ("2021 Swap 3") for a notional amount of $60,000. The forward start date of the 2021 Swap 3 was July 30, 2021 and the termination date is November 30, 2022. The 2021 Swap 3 has a determined pay fixed interest rate of 3.63%. In accordance with ASC 815, the Company determined the 2021 Swap 3 constituted an effective cash flow hedge and therefore changes in fair value are recorded within accumulated other comprehensive loss within the Company's Consolidated Balance Sheets and the deferred gains or losses are reclassified out of other comprehensive income into interest expense in the same period during which the hedged transactions affect earnings. Due to an other-than-insignificant financing element from the modification, the swap entered into during 2021 is considered a hybrid instrument, with a financing component treated as a debt instrument with an embedded at-market derivative. Within the Company’s consolidated balance sheets, the financing components are carried at amortized cost and the embedded at-market derivatives are carried at fair value.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following table summarizes the Company's derivatives financial instruments:

	Asset Derivatives		Liability Derivatives
	As of December 25, 2021		As of December 25, 2021		As of December 26, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other non-current assets	$1,513	Other accrued expenses	$(170)		$—
2021 Swap 2	Other non-current assets	2,250	Other accrued expenses	(270)		—
2021 Swap 3	Other current assets	59	Other accrued expenses/other non-current liabilities	(1,880)		—
Total hedging instruments		$3,822		$(2,320)		$—
Derivatives not designated as hedging instruments:
2018 Swap 1		$—		$—	Other accrued expenses	$(709)
2018 Swap 2		—		—	Other non-current liabilities	(3,484)
Total non-hedging instruments		$—		$—		$(4,193)
During 2022, the Company estimates that an additional $560 will be reclassified as an increase to interest expense/income. Additional information with respect to the fair value of derivative instruments is included in Note 16 - Fair Value Measurements.
Foreign Currency Forward Contracts
During fiscal 2019, 2020, and 2021, the Company entered into multiple foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$4,464 and C$9,652 as of December 25, 2021 and December 26, 2020, respectively. The total fair value of the foreign currency forward contracts was $14 and $12 as of December 25, 2021 and December 26, 2020, respectively, and was reported on the accompanying Consolidated Balance Sheets in other current liabilities. A decrease in other income of $331 and $557 was recorded in the Consolidated Statement of Comprehensive Loss for the change in fair value during years ended December 25, 2021 and December 26, 2020, respectively.
The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in other (income) expense in the Consolidated Statement of Comprehensive Loss.
The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
Additional information with respect to the fair value of derivative instruments is included in Note 16 - Fair Value Measurements.
16. Fair Value Measurements
The Company uses the accounting guidance that applies to all assets and liabilities that are being measured and reported on a fair value basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories.

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs reflecting the reporting entity's own assumptions.
The accounting guidance establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability's level is based on the lowest level of input that is significant to the fair value measurement.
The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 25, 2021
	Level 1	Level 2	Level 3	Total
Trading securities	$1,686	$—	$—	$1,686
Interest rate swaps	—	1,502	—	1,502
Foreign exchange forward contracts	—	14	—	14
Contingent consideration payable	—	—	(12,347)	(12,347)

	As of December 26, 2020
	Level 1	Level 2	Level 3	Total
Trading securities	$1,911	$—	$—	$1,911
Interest rate swaps	—	(4,193)	—	(4,193)
Foreign exchange forward contracts	—	12	—	12
Contingent consideration payable	—	—	(14,197)	(14,197)
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of December 25, 2021 and December 26, 2020 the Company's interest rate swaps were recorded on the accompanying Consolidated Balance Sheets in accordance with ASC 815.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of December 25, 2021 and December 26, 2020, the foreign exchange forward contracts were included in other current liabilities on the accompanying Consolidated Balance Sheets.
The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. Refer to Note 6 - Acquisitions for additional details. The estimated fair value of the contingent earn-out was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability's estimated value. As of December 25, 2021, the total contingent consideration for Resharp was recorded as $308 within other accrued expenses and $10,692 within other non-current liabilities on the accompanying Consolidated Balance Sheets. As of December 25, 2021, the total contingent consideration for Instafob was recorded as $168 within other accrued expenses and $1,179 within other non-current liabilities on the accompanying Consolidated Balance

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Sheets. As of December 26, 2020, the total contingent consideration was recorded as $417 within other accrued expenses and $13,780 within other non-current liabilities on the accompanying Consolidated Balance Sheets. This amount was moved to accounts payable as of December 25, 2021. The Company recorded a $1,178 decrease in the Resharp contingent consideration liability as of December 25, 2021 compared to December 26, 2020. The Company recorded a $628 decrease in the Instafob contingent consideration liability as of December 25, 2021 compared to Instafob's acquisition date of February 19, 2020. The total decrease of $1,806 in value was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability as of December 25, 2021 compared to the prior valuation period.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of December 25, 2021 and December 26, 2020 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company's senior term loans is considered to be Level 2. The Company fully redeemed the 6.375% Senior Notes and Junior Subordinated Debentures in the third quarter of 2021. See Note 9 - Long-Term Debt for additional details.

	December 25, 2021		December 26, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$—	$—	$328,333	$327,525
Junior Subordinated Debentures	—	—	123,295	128,022
Cash, restricted investments, accounts receivable, short-term borrowings and accounts payable are reflected in the Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at December 25, 2021 and December 26, 2020 as the interest rate is variable and approximates current market rates.  The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at December 25, 2021 and December 26, 2020 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 15 - Derivatives and Hedging. Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 9 - Long-Term Debt.
17. Restructuring
Canadian Restructuring Plan
During fiscal 2018, the Company initiated plans to restructure the operations of the Canada segment. The restructuring seeks to streamline operations in the greater Toronto area by consolidating facilities, exiting certain lines of business, and rationalizing Stock Keeping Units (“SKUs”). The intended result of the Canada restructuring will be a more streamlined and scalable operation focused on delivering optimal service and a broad offering of products across the Company's core categories. Plans were finalized during the fourth quarter of 2018. The Company completed restructuring related activities in our Canada segment in 2021. Charges incurred in part of the Canada Restructuring Plan included:

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Facility consolidation (1)
Inventory valuation adjustments	$—	$596	$3,799
Labor expense	—	682	1,751
Consulting and legal fees	26	192	225
Other expense	5	1,118	2,126
Rent and related charges	—	1,535	584
Severance	466	707	617

Exit of certain lines of business (2)
Inventory valuation adjustments	—	—	535
Gain on disposal of assets	—	—	(458)
Other expense	—	—	488
Total	$497	$4,830	$9,667
(1)Facility consolidation includes inventory valuation adjustments associated with SKU rationalization, labor expense related to organizing inventory and equipment in preparation for the facility consolidation, consulting and legal fees related to the project, and other expenses. The labor, consulting, and legal expenses were included in selling, general and administrative expense ("SG&A") on the Consolidated Statement of Comprehensive Loss. The inventory valuation adjustments were included in cost of sales on the Consolidated Statement of Comprehensive Loss.
(2)As part of the restructuring, the Company is exiting a manufacturing business line. Related charges included adjustments to write inventory down to net realizable value, asset impairment charges, and employee severance, which were included in cost of sales, other income and expense, and SG&A on the Consolidated Statement of Comprehensive Loss, respectively.
The following represents the roll forward of restructuring reserves for the year ended December 25, 2021:

Severance and related expense
Balance as of December 28, 2019	$1,121
Restructuring charges	707
Cash paid	(1,519)
Balance as of December 26, 2020	$309
Restructuring charges	466
Cash paid	(436)
Balance as of December 25, 2021	$339
During the year ended December 25, 2021, the Company paid approximately $436 in severance and related expense related to the Canada Restructuring Plan.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
United States Restructuring Plan
During fiscal 2019, the Company implemented a plan to restructure the management and operations within the United States to achieve synergies and cost savings associated with the recent acquisitions described in Note 6 - Acquisitions. This restructuring includes management realignment, integration of sales and operating functions, and strategic review of the Company's product offerings. This plan was finalized during the fourth quarter of fiscal year 2019. The Company incurred additional charges in fiscal 2021 related to the consolidation of two of our distribution centers. Charges incurred in part of the United States Restructuring Plan included:

	Year Ended December 25, 2021	Year Ended December 26, 2020
Management realignment & integration
Severance	$111	$886
Inventory valuation adjustments	—	—
Facility closures
Severance	—	903
Inventory valuation adjustments	—	1,568
Other	319	1,422
Total	$430	$4,779
The following represents a roll forward of the restructuring reserves for the year ended December 25, 2021:

Severance and related expense
Balance as of December 29, 2019	$3,286
Restructuring charges	1,789
Cash paid	(4,250)
Balance as of December 26, 2020	$825
Restructuring charges	111
Cash paid	(936)
Balance as of December 25, 2021	$—
During the year ended December 25, 2021, the Company paid approximately $936 in severance and related expense related to the United States Restructuring Plan.

18. Commitments and Contingencies:
The Company self-insures our general liability including products liability, automotive liability, and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's third-party risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,719 recorded for such risk insurance reserves is adequate as of December 25, 2021.
As of December 25, 2021, the Company has provided certain vendors and insurers letters of credit aggregating $32,908 related to our product purchases and insurance coverage of product liability, workers' compensation, and general liability.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The Company self-insures our group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,300 recorded for such group health insurance reserves is adequate as of December 25, 2021.
The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company could be subject to the assessment of additional duties and interest if it or its suppliers fail to comply with customs regulations or similar laws. The U.S. Department of Commerce (the "Department”) has received requests from petitioners to conduct administrative reviews of compliance with anti-dumping duty and countervailing duty laws for certain nails products sourced from Asian countries. The Company sourced products under review from vendors in China and Taiwan during the periods selected for review. The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated.
On June 3, 2019, The Hillman Group, Inc. ("Hillman Group") filed a complaint for patent infringement against KeyMe, LLC ("KeyMe"), a provider of self-service key duplication kiosks, in the United States District Court for the Eastern District of Texas (Marshall Division) (the "Texas Court"). On August 16, 2019, KeyMe filed a complaint for patent infringement against Hillman Group in the United States District Court for the District of Delaware. On March 2, 2020, Hillman Group filed a second complaint for patent infringement against KeyMe in the same Texas Court. On October 23, 2020, the Texas Court granted KeyMe’s motion to consolidate the two Texas cases and granted Hillman Group’s motion to add another patent.
On April 12, 2021, a jury in the Texas case returned a verdict that KeyMe did not infringe any of the asserted patents and several of the asserted claims were invalid. Final judgment was entered on April 13, 2021. On June 14, 2021, Hillman Group and KeyMe entered into a Settlement Agreement which globally resolved all pending legal disputes, including the Texas and Delaware district court actions discussed above.
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

On August 2, 2021, Hy-Ko filed an Amended Complaint which did not deviate substantially from the initial Complaint. Hillman Group responded on August 16, 2021, by filing a Motion to Dismiss the conversion and replevin claims because they are barred by the statute of limitations. In its Motion to Dismiss, Hillman Group also requested that the Court strike numerous paragraphs of Hy-Ko's Amended Complaint that, on their face, have nothing to do with Hy-Ko's patent infringement, unfair competition, or conversion and replevin claims. Hillman Group also requested that the Court order Hy-Ko to provide a more definite statement regarding its unfair competition claim. Briefing on Hillman's Motion to Dismiss was completed on September 14, 2021. On January 14, 2022, the Court denied Hillman’s motion. Hillman filed an answer with counterclaims (for declaratory judgment and for breach of a prior settlement agreement) on February 1, 2022 and Hy-Ko responded to that pleading on February 22, 2022.

The Court held a claim construction hearing on February 17, 2022. The Court has not yet issued a final claim construction order. Discovery in the matter is ongoing, and the discovery deadline is July 6, 2022. Trial has been set for October 3, 2022.

Management and legal counsel for Hillman Group are still investigating this recent suit but are initially of the opinion that Hy-Ko's claims are without merit and Hillman Group intends to vigorously defend the claims. Hillman Group is unable to estimate the possible loss or range of loss at this early stage in the case.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
19. Statement of Cash Flows:
Supplemental disclosures of cash flows information are presented below:

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Cash paid during the period for:
Interest on junior subordinated debentures	$7,542	$12,329	$11,211
Interest	64,522	81,024	94,461
Income taxes, net of refunds	2,500	(301)	(489)

20. Concentration of Credit Risks:
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.
For the year ended December 25, 2021, the largest two customers accounted for 47.6% of total revenues and 47.0% of the year-end accounts receivable balance. For the year ended December 26, 2020, the largest two customers accounted for 49.0% of total revenues and 45.1% of the year-end accounts receivable balance. No other customer accounted for more than 10% of the Company's accounts receivables in 2021, 2020, nor 2019.
In each of the years ended December 25, 2021, December 26, 2020, and December 28, 2019, the Company derived over 10% of its total revenues from two separate customers which operated in each of the operating segments. The following table presents revenue from each customer as percentage of total revenue for each of the years ended:

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Lowe's	20.6%	22.5%	21.6%
Home Depot	27.0%	26.5%	24.7%

21. Segment Reporting and Geographic Information:
The Company's segment reporting structure uses the Company's management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of December 25, 2021.
The segments are as follows:
•Hardware and Protective Solutions
•Robotics and Digital Solutions
•Canada
The Hardware and Protective Solutions segment distributes fasteners and related hardware items, threaded rod, personal protective equipment, and letters, numbers, and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States and Mexico.
The Robotics and Digital Solutions segment consists of key duplication and engraving kiosks that can be operated directly by the consumer. The kiosks operate in retail and other high-traffic locations offering customized licensed and unlicensed products

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
targeted to consumers in the respective locations. It also includes our associate-assisted key duplication systems and key accessories. The Robotics and Digital Solutions segment also includes Resharp, our robotic knife sharpening business, and Instafob, which specializes in RFID ("Radio Frequency Identification") key duplication technology.
The Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, personal protective equipment, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, industrial distributors, automotive aftermarket distributors, and other retail outlets and industrial Original Equipment Manufacturers (“OEMs”) in Canada. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers and industrial OEMs.
The Company uses profit or loss from operations to evaluate the performance of its segments, and does not include segment assets or non-operating income/expense items for management reporting purposes. Profit or loss from operations is defined as income from operations before interest and tax expenses. Segment revenue excludes sales between segments, which is consistent with the segment revenue information provided to the Company's Chief Operating Decision Maker ("CODM").
The table below presents revenues and income (loss) from operations for the reportable segments for the years ended December 25, 2021, December 26, 2020, and December 28, 2019.

	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Revenues
Hardware and Protective Solutions	$1,024,974	$1,024,392	$853,016
Robotics and Digital Solutions	249,528	209,287	236,086
Canada	151,465	134,616	125,260
Total revenues	$1,425,967	$1,368,295	$1,214,362
Segment Income (Loss) from Operations
Hardware and Protective Solutions	$(17,185)	$67,313	$14,204
Robotics and Digital Solutions	23,558	3,177	3,385
Canada	3,941	(4,724)	(9,894)
Total segment income from operations	$10,314	$65,766	$7,695

Financial Statement Schedule:
Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

Deducted From Assets in Balance Sheet
Allowance for Doubtful Accounts
Ending Balance - December 29, 2018	$846
Additions charged to cost and expense	790
Deductions due to:
Others	255
Ending Balance - December 28, 2019	1,891
Additions charged to cost and expense	1,378
Deductions due to:
Others	(874)
Ending Balance - December 26, 2020	2,395
Additions charged to cost and expense	522
Deductions due to:
Others	(26)
Ending Balance - December 25, 2021	$2,891

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A – Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to The Hillman Solutions Corp. required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 25, 2021 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.
Management performed additional analysis and other post-closing procedures as of December 25, 2021 and December 26, 2020 and for each of the three years in the period ended December 25, 2021, to ensure the consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including reviewing the accounting for deferred tax assets and liabilities.
Management has concluded that, notwithstanding the material weakness described below, the company’s consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Management's Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Pursuant to the rules and regulations of the Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and the dispositions of assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 25, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 25, 2021. Management's report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.
Remediation of Prior Year Material Weakness
A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In the prior year, management concluded that we did not design and maintain effective controls over the completeness and accuracy of the accounting for, and disclosure of, the valuation allowance against deferred income taxes. The material weakness resulted in material errors in the application of certain provisions of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) related to the IRC §163(j) interest limitation (Interest Limitation).
In response to the material weakness described above, management implemented changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness. Those changes included the engagement of third party consultants to assist with technical tax accounting research and application of guidance, the addition of a committee to review technical accounting issues and ensure we have the appropriate subject matter experts engaged, and hiring additional personnel in our tax department. We have tested the newly implemented controls and found them to be effective, and therefore have concluded that as of December 25, 2021, the previously identified material weakness has been remediated.
Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
This annual report does not contain an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only management's report in this annual report.
Changes in Internal Control over Financial Reporting.
Except as described above, there were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 25, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as otherwise described above in this Item 9A.
Item 9B – Other Information.
None.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10 – Directors, Executive Officers, and Corporate Governance.
Information about our directors and officers may be found under the captions “Election of Directors” and “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders' to be held June 14, 2022 (the “2022 Proxy Statement”). Information about our Audit Committee may be found under the caption “Committees of the Board of Directors” in the Proxy Statement. That information is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other finance organization employees. The code of ethics is publicly available on our website at www.hillmangroup.com If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

Item 11 – Executive Compensation
The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2022 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted-average exercise price of outstanding options and awards	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in common (a))
Equity Compensation plans approved by shareholders	13,960,739	8.15	7,713,585
Equity Compensation plans not approved by shareholders	—	—	—
Total	13,960,739	8.15	7,713,585

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2022 Proxy Statement and is hereby incorporated by reference into this Form 10-K

Item 13 – Certain Relationships and Related Transactions.
This information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2022 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

Item 14 – Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG, LLP, Cincinnati, OH, Auditor Firm ID: 185.
The information required by this Item is set forth in the section entitled Ratification of the Appointment of Hillman’s Independent Auditor in the 2022 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

PART IV
Item 15 – Exhibits, Financial Statement Schedules.
(a) Documents Filed as a Part of the Report:
1.Financial Statements: See “Index to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” herein.

2.Financial Statement Schedules: All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

2.1+
Agreement and Plan of Merger, dated as of January 24, 2021, by and among Landcadia Holdings III, Inc., Helios Sun Merger Sub, Inc., HMAN Group Holdings Inc. and CCMP Sellers’ Representative, LLC, solely in its capacity as representative of the stockholders of HMAN Group Holdings Inc. (incorporated by reference to Annex A of the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-252693), filed with the SEC on June 25, 2021).

2.2
First Amendment to Agreement and Plan of Merger, dated as of March 12, 2021, by and among Landcadia Holdings III, Inc., Helios Sun Merger Sub, Inc., HMAN Group Holdings Inc. and CCMP Sellers’ Representative, LLC, solely in its capacity as representative of the stockholders of HMAN Group Holdings Inc. (incorporated by reference to Annex A of the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-252693), filed with the SEC on June 25, 2021).

3.1
Third Amended and Restated Certificate of Incorporation of Hillman Solutions Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).

3.2	Amended and Restated Bylaws of Hillman Solutions Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).
4.1	Description of the Company’s Registered Securities (filed herewith).
10.1
Form of Subscription Agreement, dated January 24, 2021, by and between Landcadia Holdings III, Inc. and the subscribers party thereto (incorporated by reference to Annex E of the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-252693), filed with the SEC on June 25, 2021).

10.2
Amended and Restated Registration Rights Agreement, dated July 14, 2021, by and among Hillman Solutions Corp., Jefferies Financial Group Inc., TFJ, LLC, CCMP Capital Investors III, L.P., CCMP Capital Investors (Employee) III, L.P., CCMP Co-Invest III A, L.P., Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).

10.3*	Hillman Solutions Corp. 2021 Equity Incentive Plan, dated July 14, 2021 (filed herewith).
10.4*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).
10.5*	Hillman Solutions Corp. 2021 Employee Stock Purchase Plan (filed herewith).
10.6*	Hillman Solutions Corp. 2021 Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).
10.7*
Form of Non-Qualified Stock Option Award Agreement under the Hillman Solutions Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).

10.8*
Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the Hillman Solutions Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).

10.9*
Form of Restricted Stock Unit Award Agreement under the Hillman Solutions Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).

10.10*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Hillman Solutions Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021)

10.11*
Employment Agreement between Robert Kraft and The Hillman Group, Inc., dated October 2, 2017 (incorporated by reference to Exhibit 10.1 of The Hillman Companies, Inc.’s Current Report on Form 8-K, filed with the SEC on October 6, 2017).

10.12*
Employment Agreement between Douglas J. Cahill and The Hillman Group, Inc., dated July 25, 2019 (incorporated by reference to Exhibit 10.12 of The Hillman Companies, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 27, 2020).

10.13*
Employment Agreement between Randall Fagundo and The Hillman Group, Inc., dated August 10, 2018 (incorporated by reference to Exhibit 10.13 of The Hillman Companies, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 28, 2019).

10.14*
Employment Agreement between George Murphy and The Hillman Group, Inc., dated October 1, 2018 (incorporated by reference to Exhibit 10.14 of The Hillman Companies, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 27, 2020).

10.15*
Employment Agreement between Jarrod Streng and The Hillman Group, Inc., dated October 1, 2018 (incorporated by reference to Exhibit 10.15 of The Hillman Companies, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 27, 2020).

10.16*
Employment Agreement between Scott Ride and The Hillman Group Canada ULC., dated December 2, 2014, (incorporated by reference to Exhibit 10.5 of The Hillman Companies, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2017).

10.17*
Amendment to Employment Agreement between Scott Ride and The Hillman Group Canada ULC., dated June 10, 2015 (incorporated by reference to Exhibit 10.12 of The Hillman Companies, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2018)

10.18*	Employment Agreement between Gary Seeds and The Hillman Group, Inc., dated April 21, 2010, as amended by that certain Amendment to Employment Agreement, dated June 10, 2015 (filed herewith).
10.19+
ABL Credit Agreement, dated as of May 31, 2018, by and among The Hillman Group, Inc., The Hillman Companies, Inc., The Hillman Group Canada ULC, the Lenders and Issuing Banks from time to time party thereto, Barclays Bank PLC, as administrative agent and swingline lender, Jefferies Finance LLC, Citizens Bank, N.A. and MUFG Union Bank, N.A., as joint lead arrangers and joint bookrunners, Credit Suisse Loan Funding LLC, as an arranger and PNC Bank, National Association, as documentation agent (incorporated by reference to Exhibit 10.2 of The Hillman Companies, Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2018).

10.20
Amendment No. 1 to the ABL Credit Agreement, dated as of November 15, 2019, by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Big Time Products, LLC, The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of The Hillman Companies, Inc.’s Current Report on Form 8-K, filed with the SEC on November 20, 2019).

10.21
Amendment No. 2 to the ABL Credit Agreement, dated as of July 14, 2021, by and among Hillman Investment Company, The Hillman Group, Inc., The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).

10.22+
Credit Agreement, dated as of July 14, 2021, by and among The Hillman Group, Inc., Hillman Investment Company, the Lenders from time to time party thereto, Jefferies Finance LLC, as administrative agent, and Jefferies Finance LLC and Barclays Bank PLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).

10.23*	HMAN Group Holdings, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of The Hillman Companies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2014).
10.24*
Form of HMAN Group Holdings, Inc. 2014 Equity Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.2 of Hillman Companies, Inc.’s Current Report on Form 8-K filed with the SEC on December 4, 2014)

10.25*	Form of Notice to the Holders of Stock Options Under the HMAN Group Holdings, Inc. 2014 Equity Incentive Plan, dated July 15, 2021 (filed herewith).
10.26*	Form of HMAN Group Holdings, Inc. 2014 Equity Incentive Plan Restricted Stock Unit Award Agreement (filed herewith)
10.27*	Form of Notice to the Holders of Restricted Stock Units Under the HMAN Group Holdings, Inc. 2014 Equity Incentive Plan, dated July 15, 2021 (filed herewith).
10.28*	Form of HMAN Group Holdings, Inc. 2014 Equity Incentive Plan Restricted Stock Award Agreement (filed herewith).
10.29*	Form of Notice to the Holders of Restricted Stock Under the HMAN Group Holdings, Inc. 2014 Equity Incentive Plan, dated July 15, 2021 (filed herewith).

10.30*
The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated effective as of January 1, 2003) (incorporated by reference to Exhibit 10.1 of The Hillman Companies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004).

10.31*
First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of The Hillman Companies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004)

21.1	List of Subsidiaries (filed herewith). (As of December 25, 2021)
23.1	Consent of KPMG LLP, independent registered accounting firm for the Company (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (filed herewith).

* Indicates management contract or any compensatory plan, contract or arrangement.
+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16 – Form 10-K Summary.
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN SOLUTIONS CORP.

Dated:	March 16, 2022	By:	/s/ Robert O. Kraft
Robert O. Kraft
		Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Douglas J. Cahill	Principal Executive Officer, Chairman and Director	March 16, 2022
Douglas J. Cahill
/s/ Robert O. Kraft	Principal Financial Officer	March 16, 2022
Robert O. Kraft
/s/ Anne S. McCalla	Chief Accounting Officer	March 16, 2022
Anne S. McCalla
/s/ Diana Dowling	Director	March 16, 2022
Diana Dowling
/s/ Teresa S. Gendron	Director	March 16, 2022
Teresa S. Gendron
/s/ Aaron P. Jagdfeld	Director	March 16, 2022
Aaron P. Jagdfeld
/s/ Daniel O'Leary	Director	March 16, 2022
Daniel O'Leary
/s/ David A. Owens	Director	March 16, 2022
David A. Owens
/s/ Joseph M. Scharfenberger, Jr.	Director	March 16, 2022
Joseph M. Scharfenberger, Jr.
/s/ John Swygert	Director	March 16, 2022
John Swygert
/s/ Philip K. Woodlief	Director	March 16, 2022
Philip K. Woodlief
/s/ Richard F. Zannino	Director	March 2, 2022
Richard F. Zannino