Form 10-Q
period 2022-03-26
Hillman Solutions Corp.
filed 2022-05-03
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 2, 2022, 194,098,271 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	March 26, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,375	$14,605
Accounts receivable, net of allowances of $2,813 ($2,891 - 2021)	130,513	107,212
Inventories, net	565,716	533,530
Other current assets	17,396	12,962
Total current assets	733,000	668,309
Property and equipment, net of accumulated depreciation of $296,866 ($284,069 - 2021)	173,429	174,312
Goodwill	826,055	825,371
Other intangibles, net of accumulated amortization of $368,562 ($352,695 - 2021)	782,295	794,700
Operating lease right of use assets	79,481	82,269
Deferred tax assets	1,460	1,323
Other assets	24,280	16,638
Total assets	$2,620,000	$2,562,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,913	$186,126
Current portion of debt and financing lease liabilities	11,750	11,404
Current portion of operating lease liabilities	12,848	13,088
Accrued expenses:
Salaries and wages	15,516	8,606
Pricing allowances	9,823	10,672
Income and other taxes	5,181	4,829
Interest	1,751	1,519
Other accrued liabilities	41,265	41,052
Total current liabilities	295,047	277,296
Long-term debt	932,615	906,531
Deferred tax liabilities	139,886	137,764
Operating lease liabilities	71,691	74,476
Other non-current liabilities	14,387	16,760
Total liabilities	$1,453,626	$1,412,827
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 194,136,319 issued and 194,048,014 outstanding at March 26, 2022 and 194,083,625 issued and 193,995,320 outstanding at December 25, 2021	20	20
Additional paid-in capital	1,393,428	1,387,410
Accumulated deficit	(212,068)	(210,181)
Accumulated other comprehensive income (loss)	(15,006)	(27,154)
Total stockholders' equity	1,166,374	1,150,095
Total liabilities and stockholders' equity	$2,620,000	$2,562,922
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except per share amounts)

	Thirteen Weeks Ended March 26, 2022	Thirteen Weeks Ended March 27, 2021
Net sales	$363,013	$341,281
Cost of sales (exclusive of depreciation and amortization shown separately below)	213,273	201,298
Selling, general and administrative expenses	114,538	103,179
Depreciation	13,254	16,341
Amortization	15,521	14,909
Management fees to related party	—	126
Other (income) expense, net	(2,422)	(352)
Income (loss) from operations	8,849	5,780
Interest expense, net	11,628	19,019
Interest expense on junior subordinated debentures	—	3,152
(Gain) loss on mark-to-market adjustments	—	(673)
Investment income on trust common securities	—	(95)
Income (loss) before income taxes	(2,779)	(15,623)
Income tax provision (benefit)	(892)	(6,653)
Net income (loss)	$(1,887)	$(8,970)

Basic and diluted income (loss) per share	$(0.01)	$(0.10)
Weighted average basic and diluted shares outstanding	194,007	91,179

Net income (loss) from above	$(1,887)	$(8,970)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,735	2,473
Hedging activity	8,413	—
Total other comprehensive income (loss)	12,148	2,473
Comprehensive income (loss)	$10,261	$(6,497)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 26, 2022	Thirteen Weeks Ended March 27, 2021
Cash flows from operating activities:
Net income (loss)	$(1,887)	$(8,970)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,775	31,250
Deferred income taxes	1,293	(5,955)
Deferred financing and original issue discount amortization	1,299	904
Stock-based compensation expense	6,018	1,741
Change in fair value of contingent consideration	(1,470)	—
Other non-cash interest and change in fair value of interest rate swap	—	(673)
Changes in operating items:
Accounts receivable, net	(22,304)	(15,155)
Inventories, net	(29,529)	(55,407)
Other assets	(3,854)	(5,405)
Accounts payable	9,910	18,485
Other accrued liabilities	8,169	(6,204)
Net cash used for operating activities	(3,580)	(45,389)
Cash flows from investing activities:
Acquisition of business, net of cash received	(2,500)	—
Capital expenditures	(12,541)	(9,077)
Net cash used for investing activities	(15,041)	(9,077)
Cash flows from financing activities:
Repayments of senior term loans	(2,128)	(2,652)
Borrowings on revolving credit loans	70,000	62,000
Repayments of revolving credit loans	(43,000)	(14,000)
Principal payments under finance lease obligations	(259)	(227)
Proceeds from exercise of stock options	328	1,643
Cash payments related to hedging activities	(467)	—
Net cash provided by financing activities	24,474	46,764
Effect of exchange rate changes on cash	(1,083)	94
Net increase (decrease) in cash and cash equivalents	4,770	(7,608)
Cash and cash equivalents at beginning of period	14,605	21,520
Cash and cash equivalents at end of period	$19,375	$13,912
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$—	$3,057
Interest paid	9,681	22,156
Income taxes paid	370	8
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Thirteen weeks ended March 26, 2022
Balance at December 25, 2021	193,995,320	$20	$1,387,410	$(210,181)	$(27,154)	$1,150,095
Net income (loss)	—	—	—	(1,887)	—	(1,887)
Stock-based compensation	—	—	6,018	—	—	6,018
Proceeds from exercise of stock options	52,694	—	—	—	—	—
Hedging activity	—	—	—	—	8,413	8,413
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,735	3,735
Balance at March 26, 2022	194,048,014	$20	$1,393,428	$(212,068)	$(15,006)	$1,166,374

Thirteen weeks ended March 27, 2021
Balance at December 27, 2020	90,934,930	$9	$565,815	$(171,849)	$(29,388)	$364,587
Net income (loss)	—	—	—	(8,970)	—	(8,970)
Stock-based compensation	—	—	1,741	—	—	1,741
Proceeds from exercise of stock options	268,253	—	1,643	—	—	1,643
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,473	2,473
Balance at March 27, 2021	91,203,183	$9	$569,199	$(180,819)	$(26,915)	$361,474

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:

The accompanying condensed financial statements include the consolidated accounts of the Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen weeks ended March 26, 2022. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 26, 2022 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 25, 2021 and notes thereto included in the Form 10-K filed on March 16, 2022 with the Securities and Exchange Commission (“SEC”).

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

In connection with the closing of the Business Combination on July 14, 2021, Landcadia changed its name from “Landcadia
Holdings III, Inc." to “Hillman Solutions Corp.” and the Company’s common stock and warrants began trading on The Nasdaq
Stock Market under the trading symbols “HLMN” and “HLMNW”, respectively. As of December 25, 2021, the Company exercised and redeemed all outstanding warrants.

2. Summary of Significant Accounting Policies:
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K filed on March 16, 2022 with the SEC.
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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of March 26, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s Condensed Consolidated Financial Statements for the

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
thirteen weeks ended March 26, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s Condensed Consolidated Financial Statements in future reporting periods.

Revenue Recognition:

Revenue is recognized when control of goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company offers a variety of sales incentives to its customers primarily in the form of discounts and rebates. Discounts are recognized in the Condensed Consolidated Financial Statements at the date of the related sale. Rebates are based on the revenue to date and the contractual rebate percentage to be paid. A portion of the cost of the rebate is allocated to each underlying sales transaction.
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

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following table displays our disaggregated revenue by product category:

	Thirteen weeks ended March 26, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$189,307	$—	$33,659	$222,966
Personal Protective	77,108	—	442	77,550
Keys and Key Accessories	—	48,376	674	49,050
Engraving	—	13,263	15	13,278
Resharp	—	169	—	169
Consolidated	$266,415	$61,808	$34,790	$363,013

	Thirteen weeks ended March 27, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$166,602	$—	$34,091	$200,693
Personal Protective	84,327	—	13	84,340
Keys and Key Accessories	—	42,094	361	42,455
Engraving	—	13,778	8	13,786
Resharp	—	7	—	7
Consolidated	$250,929	$55,879	$34,473	$341,281

The following table disaggregates our revenue by geographic location:

	Thirteen weeks ended March 26, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$261,062	$60,978	$—	$322,040
Canada	1,786	830	34,790	37,406
Mexico	3,567	—	—	3,567
Consolidated	$266,415	$61,808	$34,790	$363,013

	Thirteen weeks ended March 27, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$246,797	$55,300	$—	$302,097
Canada	1,229	579	34,473	36,281
Mexico	2,903	—	—	2,903
Consolidated	$250,929	$55,879	$34,473	$341,281

Our revenue by geography is allocated based on the location of our sales operations. Our Hardware and Protective Solutions segment contains sales of Big Time Products personal protective equipment into Canada. Our Robotics and Digital Solutions segment contains sales of MinuteKey Canada.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Hardware and Protective Solutions revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, and personal protective equipment such as gloves and eye-wear, as well as in-store merchandising services for the related product category.

Robotics and Digital Solutions revenues consist primarily of sales of keys and identification tags through self-service key duplication and engraving kiosks. It also includes our associate-assisted key duplication systems and key accessories.

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

3. Merger Agreement:

On July 14, 2021, the Merger between Old Hillman and Landcadia was consummated. Pursuant to the Merger Agreement, at the closing date of the Merger, the outstanding shares of Old Hillman common stock were converted into 91,220,901 shares of New
Hillman common stock as calculated pursuant to the Merger Agreement.

The Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP ("Generally Accepted Accounting Principles"). Under this method of accounting, Landcadia is treated as the “acquired” company for financial reporting purposes.

This determination was based primarily on Old Hillman having the ability to appoint a majority of the initial Board of the combined entity, Old Hillman's senior management comprising the majority of the senior management of the combined company, and the ongoing operations of Old Hillman comprising the ongoing operations of the combined company.
Accordingly, for accounting purposes, the Merger was treated as the equivalent of New Hillman issuing shares for the net assets of Landcadia, accompanied by a recapitalization. The net assets of Landcadia were stated at carrying value, with no goodwill or other intangible assets recorded. The historical statements of the combined entity prior to the Merger are presented as those of
Old Hillman with the exception of the shares and par value of equity recast to reflect the exchange ratio on the Closing Date, adjusted on a retroactive basis. A summary of the impact of the reverse recapitalization on the cash, cash equivalents and restricted cash, change in net assets and the change in common shares is included in the tables below.

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
5.The Company issued 91,220,901 common shares in exchange for 553,439 Old Hillman common shares resulting in an exchange ratio of 164.83. This exchange ratio was applied to Old Hillman's common shares which further impacted common stock held at par value and additional paid in capital, as well as the calculation of weighted average shares outstanding and loss per common share.
6.The Company issued 50,000,000 shares to the public shareholders and 8,672,000 shares to the SPAC sponsor shareholders at the Closing Date.

4. Recent Accounting Pronouncements:

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

In January 2021, FASB issued ASU 2021-01, Reference Rate Reform, to expand the scope of ASU 2020-04 by allowing an entity to apply the optional expedients, by stating that a change to the interest rate used for margining, discounting or contract price alignment for a derivative is not considered to be a change to the critical terms of the hedging relationship that requires designation. The entity may apply the contract modification relief provided in ASU 2020-04 and continue to account for the derivative in the same manner that existed prior to the changes resulting from reference rate reform or the discounting transition. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

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

5. Acquisitions:

On April 16, 2021, the Company completed its acquisition of Oz Post International, LLC ("OZCO"), a leading manufacturer of superior quality hardware that offers structural fasteners and connectors used for decks, fences and other outdoor structures, for a total purchase price of $39,834. The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35,000 of incremental term loan funds to be used to finance the acquisition. OZCO has business operations throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.

The following table reconciles the fair value of the acquired assets and assumed liabilities to the preliminary total purchase price of OZCO. The total purchase price is preliminary as the Company is in the process of finalizing certain working capital adjustments.

Accounts receivable	$1,341
Inventory	3,435
Other current assets	26
Property and equipment	595
Goodwill	9,093
Customer relationships	23,500
Trade names	2,600
Technology	4,000
Total assets acquired	44,590
Less:
Liabilities assumed	(4,756)
Total purchase price	$39,834

Pro forma financial information has not been presented for OZCO as their associated financial results are insignificant to the financial results of the Company on a standalone basis.

On March 7, 2022, the Company completed its acquisition of the Irvine, California-based Monkey Hook, LLC ("Monkey Hook") for a total purchase price of $2,800, which includes $300 in holdback that remains payable to the seller. Monkey Hook products are designed to hang artwork on drywall where no stud is present. Monkey Hook sells its products throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment. The total purchase price is preliminary as the Company is in the process of finalizing certain working capital adjustments.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Goodwill and Other Intangible Assets:
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions (1)	Dispositions	Other (2)	Goodwill at
	December 25, 2021				March 26, 2022
Hardware and Protective Solutions	$574,698	$(158)	$—	$102	$574,642
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	29,737	—	—	740	30,477
Total	$825,371	$(158)	$—	$842	$826,055

(1)The amount relates to the Ozco acquisition, see Note 5 - Acquisitions for additional information.
(2)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.
Other intangibles, net, as of March 26, 2022 and December 25, 2021 consist of the following:

	Estimated Useful Life (Years)			March 26, 2022	December 25, 2021
Customer relationships	13	-	20	$965,935	$965,054
Trademarks - Indefinite	Indefinite			85,771	85,591
Trademarks - Other	7	-	15	31,387	29,000
Technology and patents	8	-	12	67,764	67,750
Intangible assets, gross				1,150,857	1,147,395
Less: Accumulated amortization				368,562	352,695
Other intangibles, net				$782,295	$794,700
The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen weeks ended March 26, 2022 was $15,521. Amortization expense for the thirteen weeks ended March 27, 2021 was $14,909.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen weeks ended March 26, 2022 and the thirteen weeks ended March 27, 2021, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.

7. Commitments and Contingencies:

The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,703 recorded for such risks is adequate as of March 26, 2022.

As of March 26, 2022, the Company has provided certain vendors and insurers letters of credit aggregating to $32,790 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,526 recorded for such risks is adequate as of March 26, 2022.
The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company could be subject to the assessment of additional duties and interest if it or its suppliers fail to comply with customs regulations or similar laws. The U.S. Department of Commerce has received requests from petitioners to conduct administrative reviews of compliance with anti-dumping duty and countervailing duty laws for certain nail products sourced from Asian countries. The Company sourced products under review from vendors in China and Taiwan during the periods selected for review. The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated.
On June 1, 2021, Hy-Ko Products Company LLC ("Hy-Ko"), a manufacturer of key duplication machines, filed a complaint for patent infringement against Hillman in the United States District Court for the Eastern District of Texas (Marshall Division). The case was assigned Civil Action No. 2:21-cv-0197. Hy-Ko's complaint alleges that Hillman's KeyKrafter and PKOR key duplication machines infringe U.S. Patent Nos. 9,656,332, 9,682,432, 9,687,920, and 10,421,113, which are assigned to Hy-Ko, and seeks damages and injunctive relief against Hillman. Hy-Ko's complaint additionally contains allegations of unfair competition under the Federal Lanham Act and conversion/receipt of stolen property, as well as a cause of action for "replevin" for return of stolen property.
On August 2, 2021, Hy-Ko filed an Amended Complaint which did not deviate substantially from the initial Complaint. Hillman responded on August 16, 2021, by filing a Motion to Dismiss the conversion and replevin claims because they are barred by the statute of limitations. In its Motion to Dismiss, Hillman also requested that the Court strike numerous paragraphs of Hy-Ko's Amended Complaint that, on their face, have nothing to do with Hy-Ko's patent infringement, unfair competition, or conversion and replevin claims. Hillman also requested that the Court order Hy-Ko to provide a more definite statement regarding its unfair competition claim. Briefing on Hillman's Motion to Dismiss was completed on September 14, 2021. On January 14, 2022, the Court denied Hillman’s motion. Hillman filed an answer with counterclaims (for declaratory judgment and for breach of a prior settlement agreement) on February 1, 2022 and Hy-Ko responded to that pleading on February 22, 2022.
The Court held a claim construction hearing on February 17, 2022. On March 10, 2022, the Court issued its claim construction order, and on March 24, 2022, Hillman filed objections to certain aspects of the claim construction order. On April 11, 2022, Hy-Ko filed a notice withdrawing certain claims from its infringement contentions. Discovery in the matter is ongoing, and the discovery deadline is July 6, 2022. Trial has been set for October 3, 2022.
Management and legal counsel for Hillman are still investigating this recent suit but are initially of the opinion that Hy-Ko's claims are without merit and Hillman intends to vigorously defend the claims. Hillman is unable to estimate the possible loss or range of loss at this early stage in the case.

8. Related Party Transactions:
The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC and Oak Hill Funds of $126 for the thirteen weeks ended March 27, 2021. Subsequent to the Business Combination on July 14, 2021, the Company is no longer being charged management fees. See Note 3 - Merger Agreement for additional details on the Business Combination. Two members of our Board of Directors, Rich Zannino and Joe Scharfenberger, are partners at CCMP. Another director, Teresa Gendron, is the CFO of Jefferies.

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

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen weeks ended March 26, 2022 and the thirteen weeks ended March 27, 2021, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax loss to calculate the income tax benefit.

For the thirteen weeks ended March 26, 2022, the effective income tax rate was 32.1%. The Company recorded an income tax benefit for the thirteen weeks ended March 26, 2022 of $892. The effective tax rate for the thirteen weeks ended March 26, 2022 was the result of non-deductible stock compensation, an estimated increase in GILTI from the Company's Canadian operations, and state and foreign income taxes.

For the thirteen weeks ended March 27, 2021, the effective income tax rate was 42.6%. The Company recorded an income tax benefit for the thirteen weeks ended March 27, 2021 of $6,653. The effective tax rate for the thirteen weeks ended March 27, 2021 was primarily due to non-deductible stock compensation, and state and foreign income taxes.

10. Long-Term Debt:

The following table summarizes the Company’s debt:

	March 26, 2022	December 25, 2021
Revolving loans	$120,000	$93,000
Senior term loan, due 2028	848,873	851,000
Finance leases	2,268	1,782
	971,141	945,782
Unamortized discount on Senior term loan	(5,715)	(5,948)
Current portion of long-term debt and financing lease liabilities	(11,750)	(11,404)
Deferred financing fees	(21,061)	(21,899)
Total long-term debt, net	$932,615	$906,531

As of March 26, 2022, the ABL Revolver had an outstanding amount of $120,000 and outstanding letters of credit of $32,790. The Company has $97,210 of available borrowings under the revolving credit facility as a source of liquidity as of March 26, 2022.

11. Leases:

Lessee

The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration.
Control over the use of the identified asset means the lessee has both 1) the right to obtain substantially all of the economic benefits from the use of the asset and 2) the right to direct the use of the asset. The Company leases certain distribution center locations, vehicles, forklifts, computer equipment, and its corporate headquarters with expiration dates through 2032. Certain lease arrangements include escalating rent payments and options to extend the lease term. Expected lease terms include these options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. The Company's leasing arrangements do not contain material residual value guarantees, nor material restrictive covenants.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The components of operating and finance lease costs for the thirteen weeks ended March 26, 2022 and thirteen weeks ended March 27, 2021 were as follows:

	Thirteen weeks ended March 26, 2022	Thirteen weeks ended March 27, 2021
Operating lease costs	$4,994	$5,094
Short term lease costs	1,657	887
Variable lease costs	522	303
Finance lease costs:
Amortization of right of use assets	265	215
Interest on lease liabilities	26	34

Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $7,173 in the thirteen weeks ended March 26, 2022 and $6,284 in the thirteen weeks ended March 27, 2021. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.

The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 26, 2022 and December 25, 2021:

	March 26, 2022		December 25, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.44	2.53	6.60	2.60
Weighted average discount rate	7.89%	4.59%	7.88%	5.59%

Supplemental balance sheet information related to the Company's finance leases was as follows as of March 26, 2022 and December 25, 2021:

	March 26, 2022	December 25, 2021
Finance lease assets, net, included in property plant and equipment	$1,828	$1,768

Current portion of long-term debt	1,163	767
Long-term debt, less current portion	1,105	1,015
Total principal payable on finance leases	$2,268	$1,782

Supplemental cash flow information related to the Company's operating leases was as follows for the thirteen weeks ended March 26, 2022 and thirteen weeks ended March 27, 2021:

	Thirteen Weeks Ended March 26, 2022	Thirteen Weeks Ended March 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$4,844	$4,907
Operating cash outflow from finance leases	27	35
Financing cash outflow from finance leases	259	227

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
As of March 26, 2022, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of March 26, 2022:

	Operating Leases	Finance Leases
Less than one year	$18,818	$1,079
1 to 2 years	16,854	822
2 to 3 years	15,980	356
3 to 4 years	15,147	99
4 to 5 years	14,353	19
After 5 years	26,472	—
Total future minimum rental commitments	107,624	2,375
Less - amounts representing interest	(23,085)	(107)
Present value of lease liabilities	$84,539	$2,268

In late 2022, the Company will have an additional operating lease for a new property located in Shannon, Georgia for the purposes of office, warehouse, and distribution. Occupancy has not yet commenced. The estimated future minimum rental commitments are approximately $26,721.

Lessor

The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

12. Equity and Accumulated Other Comprehensive Income:

Common Stock

The Hillman Solutions Corp. has one class of common stock.

Accumulated Other Comprehensive Loss

The following is detail of the changes in the Company's accumulated other comprehensive loss from December 26, 2020 to March 26, 2022, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

Accumulated Other Comprehensive Loss
Balance at December 26, 2020	$(29,388)
Other comprehensive income before reclassifications	1,849
Amounts reclassified from other comprehensive income	385
Net current period other comprehensive income [1]	2,234
Balance at December 25, 2021	(27,154)
Other comprehensive income before reclassifications	11,913
Amounts reclassified from other comprehensive income [2]	235
Net current period other comprehensive income	12,148
Balance at March 26, 2022	$(15,006)

1.During the year ended December 25, 2021, the Company obtained and amended its interest rate swap agreements to

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
hedge against effective cash flows (i.e. interest payments) on floating-rate debt associated with the Company's new Term Credit Agreement. In accordance with ASC 815, derivatives designated and that qualify as cash flow hedges of interest rate risk record the associated gain or loss within other comprehensive income. For the year ended December 25, 2021, the Company deferred a gain of $2,982, reclassified a loss of $385 and a net of tax of $850 into other comprehensive income due to hedging activities. The amounts reclassified out of other comprehensive income were recorded as interest expense. See Note 15 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the thirteen weeks ended March 26, 2022, the Company deferred a gain of $11,012, reclassified a loss of $235 net of tax of $2,834 into other comprehensive income due to hedging activities. The amounts reclassified out of other comprehensive income were recorded as interest expense. See Note 15 - Derivatives and Hedging for additional information on the interest rate swaps.

13. Stock Based Compensation:

2014 Equity Incentive Plan

Following the Merger and in connection with the Business Combination described in Note 3 - Merger Agreement, Landcadia Holdings III, Inc. (“Landcadia”) became the direct parent company of Old Hillman and was renamed Hillman Solutions Corp. (“New Hillman”). Shares of Class A common stock of New Hillman (“New Hillman Shares”) are publicly traded on the Nasdaq Stock Market. Consequently, the outstanding stock options issued under the 2014 Equity Incentive Plan (the “Prior Plan”) prior to the Merger were converted and modified to purchase New Hillman Shares.

At the Closing, each outstanding option to acquire common stock of Hillman Holdco (a “Hillman Holdco Option”), whether vested or unvested, was assumed by New Hillman and converted into an option to purchase common stock of New Hillman (“New Hillman Option”) with substantially the same terms and conditions (including expiration date and exercise provisions) as applicable to the Hillman Holdco Option immediately prior to the Closing, except both the number of shares and the exercise price were modified using the conversion ratio at Closing. Each New Hillman Option is generally subject to the same vesting conditions as the Hillman Holdco Option from which it was converted, except that the performance-based vesting conditions of any Hillman Holdco Option granted prior to 2021 were adjusted such that the performance-based portion of the associated New Hillman Option will vest upon certain pre-established stock price hurdles. For all time based options and performance options granted during 2021, the change in fair value was immaterial and as such no additional compensation cost was recognized. For the performance options granted prior, the modification of the vesting criteria resulted in $11,542 of additional compensation expense, $8,228 of which was recognized in 2021 and $3,254 of which was recognized in the thirteen weeks ended March 26, 2022.

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

The 2014 Equity Incentive Plan had stock compensation expense of $5,756 and $1,741 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 26, 2022 and for the thirteen weeks ended March 27, 2021, respectively.

2021 Equity Incentive Plan

Effective July 14, 2021, the Company established the 2021 Equity Incentive Plan. Under the 2021 Equity Incentive Plan (the “2021 Plan”), the maximum number of shares of common stock that may be delivered in satisfaction of awards under the 2021 Plan as of the Effective Date is (i) 7,150,814 shares, plus (ii) the number of shares of stock underlying awards under the 2014 Equity Incentive Plan that on or after the Effective Date expire or become unexercisable, or are forfeited, cancelled or otherwise terminated, in each case, without delivery of shares or cash therefore, and would have become available again for grant under the Prior Plan in accordance with its terms (not to exceed 14,523,510 shares of common stock in the aggregate).

Restricted Stock Units
The RSUs granted to employees for service generally vest after three years, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date.

The 2021 Equity Incentive Plan had stock compensation expense of $262 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 26, 2022.

14. Earnings Per Share:

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options, restricted stock awards and units, and warrants. The following is a reconciliation of the basic and diluted earnings per share ("EPS") computations for both the numerator and denominator (in thousands, except per share data):

	Thirteen weeks ended March 26, 2022
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(1,887)	194,007	$(0.01)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(1,887)	194,007	$(0.01)

	Thirteen weeks ended March 27, 2021
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(8,970)	91,179	$(0.10)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(8,970)	91,179	$(0.10)

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Stock options and awards outstanding totaling 2,113,883 and 2,923,458 were excluded from the computation for the thirteen weeks ended March 26, 2022 and the thirteen weeks ended March 27, 2021, respectively, as they would have had an antidilutive effect under the treasury stock method.

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
Interest Rate Swap Agreements
On January 8, 2018, the Company entered into a forward Interest Rate Swap Agreement ("2018 Swap 1") with three-year terms for a notional amount of $90,000. The forward start date of the 2018 Swap 1 was September 30, 2018 and the termination date was June 30, 2021. The 2018 Swap 1 has a determined interest rate of 2.3%. The 2018 Swap 1 was terminated on June 30, 2021. In accordance with ASC 815, the 2018 Swap 1 was not designated as a cash flow hedge and therefore changes in fair value were recorded in (Gain) loss on mark-to-market adjustments on the Company's Statements of Comprehensive Income (Loss).
On November 8, 2018, the Company entered into another new forward Interest Rate Swap Agreement ("2018 Swap 2") for $60,000 notional amount. The forward start date of the 2018 Swap 2 was November 30, 2018 and the termination date is November 30, 2022. The 2018 Swap 2 has a pay fixed interest rate of 3.1%. The 2018 Swap 2 was effectively terminated on July 16, 2021 in connection with the Merger as described in Note 3 - Merger Agreement. In accordance with ASC 815, the 2018 Swap 2 was not designated as a cash flow hedge and therefore changes in fair value were recorded in (Gain) loss on mark-to-market adjustments on the Company's Statement of Comprehensive Income (Loss).
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 1") for a notional amount of $144,000. The forward start date of the 2021 Swap 1 was July 30, 2021 and the termination date is July 31, 2024. The 2021 Swap 1 has a determined pay fixed interest rate of 0.75%. In accordance with ASC 815, the Company determined the 2021 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive income within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses are reclassified out of Other comprehensive income into interest expense in the same period during which the hedged transactions affect earnings.
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 2") for a notional amount of $216,000. The forward start date of the 2021 Swap 2 was July 30, 2021 and the termination date is July 31, 2024. The 2021 Swap 2 has a determined pay fixed interest rate of 0.76%. In accordance with ASC 815, the Company determined the 2021 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive income within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses are reclassified out of Other comprehensive income into interest expense in the same period during which the hedged transactions affect earnings.
On July 16, 2021, the Company modified its original 2018 Swap 2 derivative instrument ("2021 Swap 3") for a notional amount of $60,000. The forward start date of the 2021 Swap 3 was July 30, 2021 and the termination date is November 30, 2022. The 2021 Swap 3 has a determined pay fixed interest rate of 3.63%. In accordance with ASC 815, the Company determined the 2021 Swap 3 constituted an effective cash flow hedge and therefore changes in fair value are recorded within accumulated other

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
comprehensive loss within the Company's Consolidated Balance Sheets and the deferred gains or losses are reclassified out of other comprehensive income into interest expense in the same period during which the hedged transactions affect earnings. Due to an other-than-insignificant financing element from the modification, the swap entered into during 2021 is considered a hybrid instrument, with a financing component treated as a debt instrument with an embedded at-market derivative. Within the Company’s Condensed Consolidated Balance Sheets, the financing components are carried at amortized cost and the embedded at-market derivatives are carried at fair value.
The following table summarizes the Company's derivatives financial instruments:

	Asset Derivatives			Liability Derivatives
	As of March 26, 2022		As of December 25, 2021	As of March 26, 2022		As of December 25, 2021
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other current/other non-current assets	$5,707	$1,513	Other accrued expenses	$—	$(170)
2021 Swap 2	Other current/other non-current assets	8,530	2,250	Other accrued expenses	—	(270)
2021 Swap 3	Other current/other non-current assets	383	59	Other accrued expenses/other non-current liabilities	(1,402)	(1,880)
Total hedging instruments		$14,620	$3,822		$(1,402)	$(2,320)
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	As of March 26, 2022
	Level 1	Level 2	Level 3	Total
Trading securities	$1,472	$—	$—	$1,472
Interest rate swaps	—	13,218	—	13,218
Contingent consideration payable	—	—	(10,839)	(10,839)

	As of December 25, 2021
	Level 1	Level 2	Level 3	Total
Trading securities	$1,686	$—	$—	$1,686
Interest rate swaps	—	1,502	—	1,502
Contingent consideration payable	—	—	(12,347)	(12,347)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of March 26, 2022 and December 25, 2021, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.

The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. As of March 26, 2022, the total contingent consideration was recorded as $593 in other accrued expenses and $10,246 in other non-current liabilities on the Condensed Consolidated Balance Sheets, in addition to $38 in payments made during the quarter. As of December 25, 2021, the total contingent consideration was recorded as $476 in other accrued expenses and $11,871 in other non-current liabilities on the Condensed Consolidated Balance Sheets in addition to $36 of payments made during the year. As of March 26, 2022, compared to December 25, 2021, the Company recorded a $1,139 and $331 decrease in the Resharp and Instafob contingent consideration liability, respectively. The total $1,470 gain on the revaluation was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability as of March 26, 2022 compared to the prior valuation period and was recorded within other income in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at March 26, 2022 and December 25, 2021 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at March 26, 2022 and December 25, 2021 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

Additional information with respect to the derivative instruments is included in Note 15 - Derivatives and Hedging.

17. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of March 26, 2022: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen weeks ended March 26, 2022 and thirteen weeks ended March 27, 2021.

	Thirteen weeks ended March 26, 2022	Thirteen weeks ended March 27, 2021
Revenues
Hardware and Protective Solutions	$266,415	$250,929
Robotics and Digital Solutions	61,808	55,879
Canada	34,790	34,473
Total revenues	$363,013	$341,281
Segment income (loss) from operations
Hardware and Protective Solutions	$(2,396)	$6,050
Robotics and Digital Solutions	7,855	154
Canada	3,390	(424)
Total (loss) income from operations	$8,849	$5,780

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes in addition to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021.

Forward-Looking Statements

This quarterly report contains certain forward-looking statements, including, but not limited to, certain disclosures related to acquisitions, refinancing, capital expenditures, resolution of pending litigation, and realization of deferred tax assets, which are not historical facts and are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements.

All forward-looking statements are made in good faith by the company and are intended to qualify for the safe harbor from liability established by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You should not rely on these forward-looking statements as predictions of future events. Words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," “target”, “goal”, "may," "will," "could," "should," "believes," "predicts," "potential," "continue," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, the Company’s expectations with respect to future performance. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside the Company's control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) unfavorable economic conditions that may affect operations, financial condition and cash flows including spending on home renovation or construction projects, inflation, recessions, instability in the financial markets or credit markets; (2) increased supply chain costs, including raw materials, sourcing, transportation and energy; (3) the highly competitive nature of the markets that we serve (4) ability to continue to innovate with new products and services; (5) seasonality; (6) large customer concentration; (7) ability to recruit and retain qualified employees; (8) the outcome of any legal proceedings that may be instituted against the Company (9) adverse changes in currency exchange rates; (10) the impact of COVID-19 on the Company’s business; or (11) regulatory changes and potential legislation that could adversely impact financial results. The foregoing list of factors is not exclusive, and readers should also refer to those risks that are included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K filed on March 16, 2022. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements.

Except as required by applicable law, the Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements in this communication to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.

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
Information contained or linked on our website is not incorporated by reference into this quarterly report and should not be considered a part of this quarterly report.

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

On March 7, 2022 the Company completed its acquisition of the Irvine, California-based Monkey Hook, LLC ("Monkey Hook") for a total purchase price of $2.8 million, which includes $0.3 million in holdback that remains payable to the seller. Monkey Hook products are designed to hang artwork on drywall where no stud is present. Monkey Hook sells its products throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.

Current Economic Conditions

Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the CNY by approximately 6.5% in 2020, declined by 2.6% in 2021, and declined by 0.1% during the thirteen weeks ended March 26, 2022. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 7.9% in 2020, declined by 1.4% in 2021, and increased by 3.4% during the thirteen weeks ended March 26, 2022.
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

Further we are exposed to transportation risk for imported products as well as the transportation and fuel costs associated with our U.S. distribution network. Increasing transportation costs increase our product cost and require us to increase price on the impacted products.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 1.9% in 2020, declined by 0.2% in 2021, and declined by 2.4% during the thirteen weeks ended March 26, 2022. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended March 26, 2022 and the thirteen weeks ended March 27, 2021.

Thirteen weeks ended March 26, 2022 vs the Thirteen weeks ended March 27, 2021

	Thirteen Weeks Ended March 26, 2022		Thirteen Weeks Ended March 27, 2021
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$363,013	100.0%	$341,281	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	213,273	58.8%	201,298	59.0%
Selling, general and administrative expenses	114,538	31.6%	103,179	30.2%
Depreciation	13,254	3.7%	16,341	4.8%
Amortization	15,521	4.3%	14,909	4.4%
Other (income) expense	(2,422)	(0.7)%	(226)	(0.1)%
(Loss) income from operations	8,849	2.4%	5,780	1.7%
Interest expense, net of investment income	11,628	3.2%	22,076	6.5%
Mark-to-market adjustment of interest rate swap	—	—%	(673)	(0.2)%
Income (loss) before income taxes	(2,779)	(0.8)%	(15,623)	(4.6)%
Income tax expense (benefit)	(892)	(0.2)%	(6,653)	(1.9)%
Net income (loss)	$(1,887)	(0.5)%	$(8,970)	(2.6)%

Adjusted EBITDA(1)	$44,011	12.1%	$47,806	14.0%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales
Net sales for the first quarter of 2022 were $363.0 million, an increase of approximately $21.7 million compared to net sales of $341.3 million for the first quarter of 2021. Fastening and hardware sales increased $22.7 million primarily by price increases in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs. Sales of keys and key accessories increased $6.3 million primarily due to improved retail foot traffic and access to key and engraving machines as compared to 2021 due to COVID-19. Partially offsetting these increases, sales of protective products decreased by $7.2 million due to lower demand for COVID-19 protective and cleaning products in the first quarter of 2022.
Cost of Sales
Our cost of sales ("COS") was $213.3 million, or 58.8% of net sales, in the first quarter of 2022, an increase of approximately $12.0 million compared to $201.3 million, or 59.0% of net sales, in the first quarter of 2021. Cost of sales as a percentage of net sales in the first quarter of 2022 was relatively flat as compared to the first quarter of 2021.

Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $114.5 million in the thirteen weeks ended March 26, 2022, an increase of approximately $11.4 million, compared to $103.2 million in the thirteen weeks ended March 27, 2021. The following changes in underlying trends impacted the change in operating expenses:

•Selling expense was $42.6 million in the first quarter of 2022, an increase of $5.2 million compared to $37.4 million in the first quarter of 2021. The increase in selling expense was primarily due to increased marketing, variable compensation, and travel and entertainment expense in the first quarter of 2022.

•Warehouse and delivery expenses were $45.0 million in the first quarter of 2022, an increase of $4.8 million compared to $40.2 million in the first quarter of 2021. The additional expense was primarily driven by inflation in wages, fuel and transportation costs.

•General and administrative (“G&A”) expenses were $26.9 million in the first quarter of 2022, an increase of $1.4 million compared to $25.5 million in the first quarter of 2021. The $1.4 million increase was primarily driven by increased variable compensation and stock compensation expense in connection with modification of awards associated with the Merger, partially offset by lower legal and consulting expense associated with the merger with Landcadia along with decreased legal fees associated with our litigation with KeyMe in the prior year and Hy-Ko in the current year (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

Depreciation expense was $13.3 million in the first quarter of 2022 compared to depreciation expense of $16.3 million in the first quarter of 2021. The decrease was due to certain assets becoming fully depreciated. Amortization expense was $15.5 million in the first quarter of 2022 which was compared to $14.9 million in the first quarter of 2021. The increase was primarily due to the acquisitions of Monkey Hook in March 2022 and OZCO in April 2021 (see Note 5 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information).

Other income was $2.4 million in the first quarter of 2022 compared to other income of $0.2 million in the first quarter of 2021. Other income in the first quarter of 2022 was comprised primarily of exchange rate gain of $0.8 million along with a a $1.5 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob (see Note 16 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In the first quarter of 2021 other income consisted primarily exchange rate gains of $0.3 million.

Results of Operations – Operating Segments

The following tables provides supplemental information regarding our net sales and profitability by operating segment for the thirteen weeks ended March 26, 2022 and the thirteen weeks ended March 27, 2021 (dollars in thousands):

Hardware and Protective Solutions

	Thirteen Weeks Ended March 26, 2022	Thirteen Weeks Ended March 27, 2021
Hardware and Protective Solutions
Segment Revenues	$266,415	$250,929
Segment (Loss) Income from operations	(2,396)	6,050
Adjusted EBITDA(1)	20,584	29,032
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Thirteen weeks ended March 26, 2022 vs the Thirteen weeks ended March 27, 2021
Net Sales

Net sales for our Hardware and Protective Solutions operating segment increased by $15.5 million in thirteen weeks ended March 26, 2022 to $266.4 million as compared to $250.9 million in the thirteen weeks ended March 27, 2021. Fastening and hardware sales increased by $22.7 million driven price increases implemented in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs. This increase was partially offset by sales of protective products which decreased by $7.2 million due to lower demand for COVID-19 protective and cleaning products in the first quarter of 2022.

(Loss) income from Operations

(Loss) income from operations of our Hardware and Protective Solutions operating segment decreased by approximately $8.4 million in the thirteen weeks ended March 26, 2022 to a loss of $2.4 million as compared to income of $6.1 million in the thirteen weeks ended March 27, 2021.
•Driven primarily by inflation, cost of good sold increased by approximately $12.3 million in the thirteen weeks ended March 26, 2022 to $172.7 million as compared to $160.4 million in the thirteen weeks ended March 27, 2021. Cost of sales as a percentage of net sales was 64.6% in the thirteen weeks ended March 26, 2022, an increase of 0.7% from 63.9% in the thirteen weeks ended March 27, 2021. The increase in cost of sales as a percentage of net sales was primarily driven by inflation in the thirteen weeks ended March 26, 2022 along with decreased sales of high margin protective and cleaning products.
•Selling expense increased $4.1 million in the thirteen weeks ended March 26, 2022 compared to the thirteen weeks ended March 27, 2021 primarily due to increased marketing, variable compensation, and travel and entertainment expense in the first quarter of 2022.
•Warehouse expense increased $4.6 million in the thirteen weeks ended March 26, 2022 compared to the thirteen weeks ended March 27, 2021. The additional expense was primarily driven by inflation in wages, fuel and transportation costs.
•G&A expense increased $3.4 million in the thirteen weeks ended March 26, 2022 compared to the thirteen weeks ended March 27, 2021. The additional expense was primarily due to increased variable compensation expense and stock compensation expense in connection with modification of awards associated with the Merger, partially offset by lower legal and consulting expense associated with the merger with Landcadia.

Robotics and Digital Solutions

	Thirteen Weeks Ended March 26, 2022	Thirteen Weeks Ended March 27, 2021
Robotics and Digital Solutions
Revenues	$61,808	$55,879
Segment income from operations	7,855	154
Adjusted EBITDA(1)	18,873	17,417
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Thirteen weeks ended March 26, 2022 vs the Thirteen weeks ended March 27, 2021
Net Sales

Net sales in our Robotics and Digital Solutions operating segment increased by $5.9 million in the thirteen weeks ended March 26, 2022 to $61.8 million as compared to $55.9 million in the thirteen weeks ended March 27, 2021. The increased sales were primarily due to an increase of $6.3 million in keys sales offset by a decrease of $0.5 million in engraving sales. Key sales in the first quarter of 2021 were negatively impacted by low retail foot traffic and limited access to key machines in 2021 due to COVID-19. As the economy reopened, our service team has worked closely with our customers to restore access to key duplicating services and has seen continuous improvement in key sales.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment increased by approximately $7.7 million in the thirteen weeks ended March 26, 2022 to $7.9 million as compared to $0.2 million in the thirteen weeks ended March 27, 2021. The increase was primarily due to the increased sales and lower legal fees associated with our litigation with KeyMe in the prior year and Hy-Ko in the current year (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information). We also recorded a $1.5 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob in the first quarter of 2022, (see Note 16 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). No valuation adjustments were made in the first quarter of 2021.

Canada

	Thirteen Weeks Ended March 26, 2022	Thirteen Weeks Ended March 27, 2021
Canada
Revenues	$34,790	$34,473
Segment income (loss) from operations	3,390	(424)
Adjusted EBITDA(1)	4,554	1,357
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Thirteen weeks ended March 26, 2022 vs the Thirteen weeks ended March 27, 2021
Net Sales

Net sales in our Canada operating segment increased by $0.3 million in the thirteen weeks ended March 26, 2022 to $34.8 million as compared to $34.5 million in the thirteen weeks ended March 27, 2021.

Income from Operations

Income from operations of our Canada operating segment increased by approximately $3.8 million in the thirteen weeks ended March 26, 2022 to $3.4 million as compared to a loss of $0.4 million in the thirteen weeks ended March 27, 2021. The strengthened Canadian dollar along with lower operating expenses drove improved operating margins.

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
The following table presents a reconciliation of Net (loss) income, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended March 26, 2022	Thirteen Weeks Ended March 27, 2021
Net (loss) income	$(1,887)	$(8,970)
Income tax provision (benefit)	(892)	(6,653)
Interest expense, net	11,628	19,019
Interest expense on junior subordinated debentures	—	3,152
Investment income on trust common securities	—	(95)
Depreciation	13,254	16,341
Amortization	15,521	14,909
Mark-to-market adjustment of interest rate swap	—	(673)
EBITDA	$37,624	$37,030

Stock compensation expense	6,018	1,741
Other (1)	369	9,035
Adjusted EBITDA	$44,011	$47,806

(1)Other includes certain litigation charges, acquisition and integration expense, gain or loss on revaluation of contingent consideration, restructuring expense, and pre-merger management fees. The thirteen weeks ended March 27, 2021 include $4.8 million of acquisition and integration expenses related to historical acquisitions, including the merger with Landcadia Holdings III, Inc. and $4.0 million in legal fees associated with our litigation with KeyMe, Inc.

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in thousands).

Thirteen weeks ended March 26, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$(2,396)	$7,855	$3,390	$8,849
Depreciation and amortization	17,057	10,554	1,164	28,775

Stock compensation expense	5,188	830	—	6,018
Other	735	(366)	—	369
Adjusted EBITDA	$20,584	$18,873	$4,554	$44,011

Thirteen weeks ended March 27, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$6,050	$154	$(424)	$5,780
Depreciation and amortization	17,123	12,381	1,746	31,250

Stock compensation expense	1,504	237	—	1,741
Other	4,355	4,645	35	9,035
Adjusted EBITDA	$29,032	$17,417	$1,357	$47,806

Income Taxes

For the thirteen weeks ended March 26, 2022, the Company recorded an income tax benefit of $0.9 million based on a pre-tax loss of $2.8 million. The effective income tax rate was 32.1% for the thirteen weeks ended March 26, 2022.

The effective rate differed from the federal statutory rate due to non-deductible stock compensation, an estimated increase in GILTI from the Company's Canadian operations, and state and foreign income taxes.

For the thirteen weeks ended March 27, 2021, the Company recorded an income tax benefit of $6.7 million based on a pre-tax loss of $15.6 million. The effective income tax rate was 42.6% for the thirteen weeks ended March 27, 2021, respectively.

The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended March 27, 2021 primarily due to certain non-deductible expenses, an estimated increase in GILTI from the Company's Canadian operations, and state and foreign income taxes.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the thirteen weeks ended March 26, 2022 and the thirteen weeks ended March 27, 2021 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash used for operating activities for the thirteen weeks ended March 26, 2022 was $3.6 million as compared to $45.4 million of cash provided by operating activities in the comparable prior year period. Operating cash flows for the thirteen weeks ended March 26, 2022 were unfavorably impacted by (1) increased inventory for the spring and summer busy season and new business wins, and (2) an increase in accounts receivable due to higher sales. Operating cash flows for the thirteen weeks ended March 27, 2021 were unfavorably impacted by increased inventory for the spring and summer busy season and new business wins.
Net cash used for investing activities was $15.0 million and $9.1 million for the thirteen weeks ended March 26, 2022 and the thirteen weeks ended March 27, 2021, respectively. During the thirteen weeks ended March 26, 2022, we acquired Monkey Hook for approximately $2.5 million, plus an additional $0.3 million holdback amount that remains payable to the seller, (see Note 5 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information). The primary use of cash in both periods was our investment in new key duplicating kiosks and machines.

Net cash provided by financing activities was $24.5 million for the thirteen weeks ended March 26, 2022. Our revolver draws, net of repayments, provided cash of $27.0 million in the thirteen weeks ended March 26, 2022. Additionally, we used cash to pay $2.1 million in principal payments on the senior term loan under the Senior Facilities. Finally, in the thirteen weeks ended March 26, 2022, the Company received $0.3 million from the exercise of stock options.

Net cash provided by financing activities was $46.8 million for the thirteen weeks ended March 27, 2021. Our revolver draws, net of repayments, provided cash of $48.0 million in the thirteen weeks ended March 27, 2021. Additionally, we used cash to pay $2.7 million in principal payments on the senior term loan under the Senior Facilities. Finally, in the thirteen weeks ended March 27, 2021, the Company received $1.6 million from the exercise of stock options.

We believe that projected cash flows from operations and ABL Revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. As of March 26, 2022, the ABL Revolver had an outstanding amount of $120.0 million and outstanding letters of credit of $32.8 million leaving $97.2 million of available borrowings as a source of liquidity. Our material cash requirements for known contractual obligations include capital expenditures, debt, and lease obligations, each of which are discussed in more detail earlier in this section and in the Notes to the Condensed Consolidated Financial Statements. We believe projected cash flows from operations and ABL Revolver availability will be sufficient to meet our liquidity and capital needs for these items in the short-term and also in the long-term beyond the next 12 months. We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current distribution needs and are fulfilled by our suppliers within the short term.

Our working capital (current assets minus current liabilities) position of $438.0 million as of March 26, 2022 represents an increase of $47.0 million from the December 25, 2021 level of $391.0 million. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of March 26, 2022, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 25, 2021, as filed with the Securities and Exchange Commission on March 16, 2022.

Recent Accounting Pronouncements

See “Note 4 - Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at March 26, 2022, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $5.5 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $101.3 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of March 26, 2022. The foreign subsidiaries net tangible assets were $37.9 million and the net intangible assets were $63.4 million as of March 26, 2022.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 15 - Derivatives and Hedging of the Condensed Notes to the accompanying Condensed Consolidated Financial Statements.

Commodity Price Risk

Our transportation costs are exposed to fluctuations in the price of fuel and some of our products contain commodity-priced materials. The Company regularly monitors commodity trends and works to mitigate any material exposure to commodity price risk by having alternative sourcing plans in place, limiting supplier concentrations, passing commodity-related inflation to customers, and continuing to scale its distribution networks.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 26, 2022, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended March 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.

We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 7 - Commitments and Contingencies, to the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.
Item 1A – Risk Factors.
There have been no material changes to the risks from those disclosed in the Form 10-K filed on March 16, 2022 with the Securities and Exchange Commission (“SEC”).

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.
Item 3. – Defaults Upon Senior Securities.
Not Applicable.
Item 4. – Mine Safety Disclosures.
Not Applicable.
Item 5. – Other Information.
Not Applicable.

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2022 filed with the Securities and Exchange Commission on May 3, 2022, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 26, 2022 and December 25, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 26, 2022 and the thirteen weeks ended March 27, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 26, 2022 and the thirteen weeks ended March 27, 2021, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen weeks ended March 26, 2022 and the thirteen weeks ended March 27, 2021, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: May 3, 2022