Form 10-Q
period 2022-06-25
Hillman Solutions Corp.
filed 2022-08-03
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 2, 2022, 194,394,767 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	June 25, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17,723	$14,605
Accounts receivable, net of allowances of $2,579 ($2,891 - 2021)	132,846	107,212
Inventories, net	574,848	533,530
Other current assets	18,761	12,962
Total current assets	744,178	668,309
Property and equipment, net of accumulated depreciation of $309,464 ($284,069 - 2021)	176,824	174,312
Goodwill	825,070	825,371
Other intangibles, net of accumulated amortization of $383,715 ($352,695 - 2021)	765,888	794,700
Operating lease right of use assets	77,925	82,269
Deferred tax assets	—	1,323
Other assets	26,414	16,638
Total assets	$2,616,299	$2,562,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187,527	$186,126
Current portion of debt and finance lease liabilities	11,860	11,404
Current portion of operating lease liabilities	12,777	13,088
Accrued expenses:
Salaries and wages	11,076	8,606
Pricing allowances	8,815	10,672
Income and other taxes	4,782	4,829
Interest	1,562	1,519
Other accrued liabilities	44,335	41,052
Total current liabilities	282,734	277,296
Long-term debt	929,246	906,531
Deferred tax liabilities	145,394	137,764
Operating lease liabilities	70,741	74,476
Other non-current liabilities	11,096	16,760
Total liabilities	$1,439,211	$1,412,827
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 194,359,084 issued and 194,270,779 outstanding at June 25, 2022 and 194,083,625 issued and 193,995,320 outstanding at December 25, 2021	20	20
Additional paid-in capital	1,396,863	1,387,410
Accumulated deficit	(203,252)	(210,181)
Accumulated other comprehensive income (loss)	(16,543)	(27,154)
Total stockholders' equity	1,177,088	1,150,095
Total liabilities and stockholders' equity	$2,616,299	$2,562,922
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except per share amounts)

	Thirteen Weeks Ended June 25, 2022	Thirteen Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 25, 2022	Twenty-six Weeks Ended June 26, 2021
Net sales	$394,114	$375,715	$757,127	$716,996
Cost of sales (exclusive of depreciation and amortization shown separately below)	220,146	215,967	433,419	417,265
Selling, general and administrative expenses	118,229	111,662	232,767	214,841
Depreciation	14,172	15,270	27,426	31,611
Amortization	15,566	15,414	31,087	30,323
Management fees to related party	—	88	—	214
Other (income) expense, net	(1,772)	(2,195)	(4,194)	(2,547)
Income (loss) from operations	27,773	19,509	36,622	25,289
Interest expense, net	12,533	19,159	24,161	38,178
Interest expense on junior subordinated debentures	—	3,152	—	6,304
(Gain) loss on mark-to-market adjustments	—	(751)	—	(1,424)
Investment income on trust common securities	—	(94)	—	(189)
Income (loss) before income taxes	15,240	(1,957)	12,461	(17,580)
Income tax provision (benefit)	6,424	1,428	5,532	(5,225)
Net income (loss)	$8,816	$(3,385)	$6,929	$(12,355)

Basic income (loss) per share	$0.05	$(0.04)	$0.04	$(0.14)
Weighted average basic shares outstanding	194,135	91,217	194,071	91,266

Diluted income (loss) per share	$0.04	$(0.04)	$0.04	$(0.14)
Weighted average diluted shares outstanding	196,686	91,217	195,932	91,266

Net income (loss) from above	$8,816	$(3,385)	$6,929	$(12,355)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,646)	3,842	(911)	6,315
Hedging activity	3,109	—	11,522	—
Total other comprehensive income (loss)	(1,537)	3,842	10,611	6,315
Comprehensive income (loss)	$7,279	$457	$17,540	$(6,040)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Twenty-six Weeks Ended June 25, 2022	Twenty-six Weeks Ended June 26, 2021
Cash flows from operating activities:
Net income (loss)	$6,929	$(12,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,513	61,934
Deferred income taxes	8,230	(4,709)
Deferred financing and original issue discount amortization	2,598	1,800
Stock-based compensation expense	8,304	3,537
Change in fair value of contingent consideration	(3,646)	(1,212)
Other non-cash interest and change in fair value of interest rate swap	—	(1,424)
Changes in operating items:
Accounts receivable, net	(25,163)	(23,547)
Inventories, net	(42,973)	(73,049)
Other assets	(4,125)	(15,786)
Accounts payable	1,502	22,443
Other accrued liabilities	4,501	(17,471)
Net cash provided by (used for) operating activities	14,670	(59,839)
Cash flows from investing activities:
Acquisition of business, net of cash received	(2,500)	(39,102)
Capital expenditures	(28,921)	(22,684)
Net cash used for investing activities	(31,421)	(61,786)
Cash flows from financing activities:
Repayments of senior term loans	(4,256)	(5,304)
Borrowings on senior term loans	—	35,000
Financing fees	—	(1,027)
Borrowings on revolving credit loans	121,000	128,000
Repayments of revolving credit loans	(97,000)	(42,000)
Principal payments under finance lease obligations	(556)	(460)
Proceeds from exercise of stock options	1,149	1,761
Cash payments related to hedging activities	(944)	—
Net cash provided by financing activities	19,393	115,970
Effect of exchange rate changes on cash	476	390
Net increase (decrease) in cash and cash equivalents	3,118	(5,265)
Cash and cash equivalents at beginning of period	14,605	21,520
Cash and cash equivalents at end of period	$17,723	$16,255
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$—	$6,115
Interest paid	20,062	34,439
Income taxes paid	1,851	1,740
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in-capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Twenty-six weeks ended June 25, 2022
Balance at December 25, 2021	193,995	$20	$1,387,410	$(210,181)	$(27,154)	$1,150,095
Net income (loss)	—	—	—	(1,887)	—	(1,887)
Stock option activity, stock awards and employee stock purchase plan	53	—	6,018	—	—	6,018
Hedging activity	—	—	—	—	8,413	8,413
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,735	3,735
Balance at March 26, 2022	194,048	$20	$1,393,428	$(212,068)	$(15,006)	$1,166,374
Net income (loss)	—	—	—	8,816	—	8,816
Stock option activity, stock awards and employee stock purchase plan	223	—	3,435	—	—	3,435
Hedging activity	—	—	—	—	3,109	3,109
Change in cumulative foreign currency translation adjustment	—	—	—	—	(4,646)	(4,646)
Balance at June 25, 2022	194,271	$20	$1,396,863	$(203,252)	$(16,543)	$1,177,088

Twenty-six weeks ended June 26, 2021
Balance at December 26, 2020	90,935	$9	$565,815	$(171,849)	$(29,388)	$364,587
Net income (loss)	—	—	—	(8,970)	—	(8,970)
Stock option activity, stock awards and employee stock purchase plan	268	—	3,384	—	—	3,384
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,473	2,473
Balance at March 27, 2021	91,203	$9	$569,199	$(180,819)	$(26,915)	$361,474
Net income (loss)	—	—	—	(3,385)	—	(3,385)
Stock option activity, stock awards and employee stock purchase plan	18	—	1,914	—	—	1,914
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,842	3,842
Balance at June 26, 2021	91,221	$9	$571,113	$(184,204)	$(23,073)	$363,845

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:

The accompanying condensed financial statements include the consolidated accounts of the Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen and twenty-six weeks ended June 25, 2022. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen and twenty-six weeks ended June 25, 2022 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 25, 2021 and notes thereto included in the Form 10-K filed on March 16, 2022 with the Securities and Exchange Commission (“SEC”).

On July 14, 2021, privately held HMAN Group Holdings Inc. ("Old Hillman"), and Landcadia Holdings III, Inc. (“Landcadia” and after the business combination described herein, “New Hillman”), a special purpose acquisition company ("SPAC"), consummated the previously announced business combination (the “Closing”) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, the "Merger Agreement”) by and among Landcadia, Helios Sun Merger Sub, a wholly-owned subsidiary of Landcadia (“Merger Sub”), HMAN Group Holdings Inc., a Delaware corporation (“Hillman Holdco”) and CCMP Sellers’ Representative, LLC, a Delaware Limited Liability Company in its capacity as the Stockholder Representative thereunder (the “Stockholder Representative”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Hillman Holdco with Hillman Holdco surviving the merger as a wholly owned subsidiary of New Hillman, which was renamed “Hillman Solutions Corp.” (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Unless the context indicates otherwise, the discussion of the Company and its financial condition and results of operations is with respect to New Hillman following the closing date and Old Hillman prior to the closing date. See Note 3 - Merger Agreement for more information.

“Hillman Solutions Corp.,” “HMAN Group Holdings Inc.,” and “The Hillman Companies, Inc.” are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in “The Hillman Group, Inc.,” which is the borrower under our credit facility.

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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of June 25, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s Condensed Consolidated Financial Statements as of and for the thirteen and twenty-six weeks ended June 25, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s Condensed Consolidated Financial Statements in future reporting periods.

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

The following table displays our disaggregated revenue by product category:

	Thirteen weeks ended June 25, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$225,377	$—	$48,473	$273,850
Personal Protective	54,465	—	220	54,685
Keys and Key Accessories	—	49,837	792	50,629
Engraving and Resharp	—	14,939	11	14,950
Consolidated	$279,842	$64,776	$49,496	$394,114

	Thirteen weeks ended June 26, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$201,208	$—	$45,826	$247,034
Personal Protective	61,921	—	178	62,099
Keys and Key Accessories	—	50,289	206	50,495
Engraving and Resharp	—	16,062	25	16,087
Consolidated	$263,129	$66,351	$46,235	$375,715

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Twenty-six weeks ended June 25, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$414,684	$—	$82,132	$496,816
Personal Protective	131,573	—	662	132,235
Keys and Key Accessories	—	98,213	1,466	99,679
Engraving and Resharp	—	28,371	26	28,397
Consolidated	$546,257	$126,584	$84,286	$757,127

	Twenty-six weeks ended June 26, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$367,810	$—	$79,917	$447,727
Personal Protective	146,248	—	191	146,439
Keys and Key Accessories	—	92,383	567	92,950
Engraving and Resharp	—	29,847	33	29,880
Consolidated	$514,058	$122,230	$80,708	$716,996

The following table disaggregates our revenue by geographic location:

	Thirteen weeks ended June 25, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$274,417	$63,716	$—	$338,133
Canada	2,067	1,060	49,496	52,623
Mexico	3,358	—	—	3,358
Consolidated	$279,842	$64,776	$49,496	$394,114

	Thirteen weeks ended June 26, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$257,742	$65,739	$—	$323,481
Canada	2,050	612	46,235	48,897
Mexico	3,337	—	—	3,337
Consolidated	$263,129	$66,351	$46,235	$375,715

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Twenty-six weeks ended June 25, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$535,479	$124,694	$—	$660,173
Canada	3,853	1,890	84,286	90,029
Mexico	6,925	—	—	6,925
Consolidated	$546,257	$126,584	$84,286	$757,127

	Twenty-six weeks ended June 26, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$504,539	$121,039	$—	$625,578
Canada	3,279	1,191	80,708	85,178
Mexico	6,240	—	—	6,240
Consolidated	$514,058	$122,230	$80,708	$716,996

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

This determination was based primarily on Old Hillman having the ability to appoint a majority of the initial Board of Directors of the combined entity, Old Hillman's senior management comprising the majority of the senior management of the combined company, and the ongoing operations of Old Hillman comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of New Hillman issuing shares for the net assets of Landcadia, accompanied by a recapitalization. The net assets of Landcadia were stated at carrying value, with no goodwill or other intangible assets recorded. The historical statements of the combined entity prior to the Merger are presented as those of Old Hillman with the exception of the shares and par value of equity recast to reflect the exchange ratio on the Closing Date, adjusted on a retroactive basis. A summary of the impact of the reverse recapitalization on the cash, cash equivalents and restricted cash, change in net assets and the change in common shares is included in the tables below.

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

On October 28, 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and
Contract Liabilities from Contracts with Customers, which amends Accounting Standards Codification ("ASC") 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This update is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to 1) the recognition of an acquired contract liability, and 2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment is effective on fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact provided by the new standard.

On March 28, 2022, the FASB issued ASU 2022-01, which clarifies the guidance in ASC Topic 815, Derivatives and Hedging on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 which established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the "portfolio layer'' method. Under current guidance, the last-of-layer method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and non-prepayable financial assets. The amendment is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact provided by the new standard.

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

The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price of OZCO.

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

6. Goodwill and Other Intangible Assets:
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions (1)	Dispositions	Other (2)	Goodwill at
	December 25, 2021				June 25, 2022
Hardware and Protective Solutions	$574,698	$(158)	$—	$133	$574,673
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	29,737	—	—	(276)	29,461
Total	$825,371	$(158)	$—	$(143)	$825,070

(1)The amount relates to the Ozco acquisition, see Note 5 - Acquisitions for additional information.
(2)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Other intangibles, net, as of June 25, 2022 and December 25, 2021 consist of the following:

	Estimated Useful Life (Years)			June 25, 2022	December 25, 2021
Customer relationships	13	-	20	$964,919	$965,054
Trademarks - Indefinite	Indefinite			85,554	85,591
Trademarks - Other	7	-	15	31,387	29,000
Technology and patents	8	-	12	67,743	67,750
Intangible assets, gross				1,149,603	1,147,395
Less: Accumulated amortization				383,715	352,695
Other intangibles, net				$765,888	$794,700
The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen and twenty-six weeks ended June 25, 2022 was $15,566 and $31,087, respectively. Amortization expense for the thirteen and twenty-six weeks ended June 26, 2021 was $15,414 and $30,323, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and twenty-six weeks ended June 25, 2022 and the thirteen and twenty-six weeks ended June 26, 2021, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.

7. Commitments and Contingencies:

The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to and aggregate limits of $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,711 recorded for such risks is adequate as of June 25, 2022.

As of June 25, 2022, the Company has provided certain vendors and insurers letters of credit aggregating to $32,790 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,498 recorded for such risks is adequate as of June 25, 2022.
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

The Court held a claim construction hearing on February 17, 2022. On March 10, 2022, the Court issued its claim construction order, and on March 24, 2022, Hillman filed objections to certain aspects of the claim construction order. Those objections were overruled by Order dated May 2, 2022. On April 11, 2022, Hy-Ko filed a notice withdrawing certain claims from its infringement contentions. On May 3, 2022, Hy-Ko filed a motion for judgment on the pleadings, seeking dismissal of certain Hillman counterclaims. The Court denied that motion by Order dated June 14, 2022. The parties conducted a mediation on June 28, 2022, with the mediator issuing a June 29, 2022 Report stating that the mediation has been suspended. The discovery deadline is July 22, 2022. Trial has been set for October 3, 2022.

Hillman believes Hy-Ko’s claims are without merit and that it has substantial defenses to Hy-Ko's claims.

8. Related Party Transactions:
The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC and Oak Hill Funds of $88 and $214 for the thirteen and twenty-six weeks ended June 26, 2021. Subsequent to the Business Combination on July 14, 2021, the Company is no longer being charged management fees. See Note 3 - Merger Agreement for additional details on the Business Combination. Two members of our Board of Directors, Rich Zannino and Joe Scharfenberger, are partners at CCMP. Another director, Teresa Gendron, is the CFO of Jefferies.

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

Sales to related parties, which are included in net sales, consist primarily of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $334 and $497 in the thirteen and twenty-six weeks ended June 25, 2022, respectively. There were no such sales made in 2021.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and twenty-six weeks ended June 25, 2022 and the thirteen and twenty-six weeks ended June 26, 2021, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax loss to calculate the income tax benefit.

For the thirteen and twenty-six weeks ended June 25, 2022, the effective income tax rate was 42.2% and 44.4%, respectively. The Company recorded an income tax provision for the thirteen weeks ended June 25, 2022 of $6,424 and an income tax provision for the twenty-six weeks ended June 25, 2022 of $5,532. The effective tax rate for the thirteen and twenty-six weeks ended June 25, 2022 was primarily the result of an estimated increase in Global intangible low-taxed income ("GILTI") from the Company's Canadian operations. Non-deductible stock compensation and state and foreign income taxes also contributed to an increase to the effective tax rate.

For the thirteen and twenty-six weeks ended June 26, 2021, the effective income tax rate was (73.0)% and 29.7%, respectively. The Company recorded an income tax provision for the thirteen weeks ended June 26, 2021 of $1,428, and an income tax benefit for the twenty-six weeks ended June 26, 2021 of $5,225. The effective tax rate for the thirteen and twenty-six weeks ended June 26, 2021 was the result of an estimated increase in GILTI from the Company's Canadian operations, state and foreign income taxes, non-deductible transaction expenses, and non-deductible stock compensation.

10. Long-Term Debt:

The following table summarizes the Company’s debt:

	June 25, 2022	December 25, 2021
Revolving loans	$117,000	$93,000
Senior term loan, due 2028	846,745	851,000
Finance leases	3,064	1,782
	966,809	945,782
Unamortized discount on Senior term loan	(5,480)	(5,948)
Current portion of long-term debt and financing lease liabilities	(11,860)	(11,404)
Deferred finance fees	(20,223)	(21,899)
Total long-term debt, net	$929,246	$906,531

As of June 25, 2022, the ABL Revolver had an outstanding amount of $117,000 and outstanding letters of credit of $32,790. The Company has $100,210 of available borrowings under the revolving credit facility as a source of liquidity as of June 25, 2022.

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

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The components of operating and finance lease costs for the thirteen and twenty-six weeks ended June 25, 2022 and thirteen and twenty-six weeks ended June 26, 2021 were as follows:

	Thirteen Weeks Ended June 25, 2022	Thirteen Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 25, 2022	Twenty-six Weeks Ended June 26, 2021
Operating lease costs	$4,953	$5,149	$9,948	$10,243
Short term lease costs	2,135	1,100	3,987	1,986
Variable lease costs	551	453	877	757
Finance lease costs:
Amortization of right of use assets	332	224	597	438
Interest on lease liabilities	27	32	53	67

Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $7,639 and $14,812 in the thirteen and twenty-six weeks ended June 25, 2022, respectively, and $6,702 and $12,986 in the thirteen and twenty-six weeks ended June 26, 2021, respectively. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.

The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 25, 2022 and December 25, 2021:

	June 25, 2022		December 25, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.41	2.68	6.60	2.60
Weighted average discount rate	7.41%	3.53%	7.88%	5.59%

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Supplemental balance sheet information related to the Company's finance leases was as follows as of June 25, 2022 and December 25, 2021:

	June 25, 2022	December 25, 2021
Finance lease assets, net, included in property plant and equipment	$3,052	$1,768

Current portion of long-term debt	1,222	767
Long-term debt, less current portion	1,842	1,015
Total principal payable on finance leases	$3,064	$1,782

Supplemental cash flow information related to the Company's operating leases was as follows for the twenty-six weeks ended June 25, 2022 and twenty-six weeks ended June 26, 2021:

	Twenty-six Weeks Ended June 25, 2022	Twenty-six Weeks Ended June 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$9,637	$9,778
Operating cash outflow from finance leases	53	68
Financing cash outflow from finance leases	556	460

As of June 25, 2022, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of June 25, 2022:

	Operating Leases	Finance Leases
Less than one year	$18,280	$1,294
1 to 2 years	16,554	1,129
2 to 3 years	15,917	573
3 to 4 years	14,909	163
4 to 5 years	13,815	23
After 5 years	24,136	4
Total future minimum rental commitments	103,611	3,186
Less - amounts representing interest	(20,093)	(122)
Present value of lease liabilities	$83,518	$3,064

In late 2022, the Company will have an additional operating lease for a new property located in Shannon, Georgia for the purposes of office, warehouse, and distribution. Occupancy has not yet commenced. The estimated future minimum rental commitments are approximately $26,721. Additionally in late 2022 the Company will have an operating lease for a new property located in Forest Park, Ohio to be used as office space. Occupancy has not yet commenced. The estimated future minimum rental commitments are approximately $4,282.

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

Accumulated Other Comprehensive Loss

The following is detail of the changes in the Company's accumulated other comprehensive loss from December 26, 2020 to June 25, 2022, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

Accumulated Other Comprehensive Loss
Balance at December 26, 2020	$(29,388)
Other comprehensive income before reclassifications	1,849
Amounts reclassified from other comprehensive income	385
Net current period other comprehensive income [1]	2,234
Balance at December 25, 2021	(27,154)
Other comprehensive income before reclassifications	10,409
Amounts reclassified from other comprehensive income [2]	202
Net current period other comprehensive income	10,611
Balance at June 25, 2022	$(16,543)

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
2.During the twenty-six weeks ended June 25, 2022, the Company deferred a gain of $15,201, reclassified a loss of $202 net of tax of $3,881 into other comprehensive income due to hedging activities. The amounts reclassified out of other comprehensive income were recorded as interest expense. See Note 15 - Derivatives and Hedging for additional information on the interest rate swaps.

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

At the Closing, each outstanding option to acquire common stock of Hillman Holdco (a “Hillman Holdco Option”), whether vested or unvested, was assumed by New Hillman and converted into an option to purchase common stock of New Hillman (“New Hillman Option”) with substantially the same terms and conditions (including expiration date and exercise provisions) as applicable to the Hillman Holdco Option immediately prior to the Closing, except both the number of shares and the exercise price were modified using the conversion ratio at Closing. Each New Hillman Option is generally subject to the same vesting conditions as the Hillman Holdco Option from which it was converted, except that the performance-based vesting conditions of any Hillman Holdco Option granted prior to 2021 were adjusted such that the performance-based portion of the associated New Hillman Option will vest upon certain pre-established stock price hurdles. For all time based options and performance options granted during 2021, the change in fair value was immaterial and as such no additional compensation cost was recognized. For

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
the performance options granted prior, the modification of the vesting criteria resulted in $11,482 of additional compensation expense, $8,228 of which was recognized in 2021 and $3,254 of which was recognized in twenty-six weeks ended June 25, 2022, respectively.

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

The 2014 Equity Incentive Plan had stock compensation expense of $1,258 and $6,355 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 25, 2022, respectively, and $1,796 and $3,537 in the thirteen and twenty-six weeks ended June 26, 2021, respectively.

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

Restricted Stock Units
The RSUs granted to employees for service generally vest after three years, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the sooner of (1) the first anniversary of the grant date; or (2) the next annual meeting of stockholders.

The 2021 Equity Incentive Plan had stock compensation expense of $943 and $1,786 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 25, 2022, respectively.

2021 Employee Stock Purchase Plan

Our Employee Stock Purchase Plan ("ESPP") became effective on July 14, 2021, in which 1,140,754 shares of common stock were available for issuance under the ESPP. Under the ESPP, eligible employees are granted options to purchase shares of common stock at 85% of the fair market value at the time of exercise. Options to purchase shares are granted four times a year

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
on the first payroll date in January, April, July, and October of each year and ending approximately three months later on the last Business Day in March, June, September or December. No Employee may be granted an Option under the Plan if, immediately after the Option is granted, the Employee would own stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company. The first option period began on January 1, 2022 and the first purchase was made in April of 2022.

Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen and twenty-six weeks ended June 25, 2022, there was approximately $85 and $163, respectively, of compensation expense related to the ESPP.

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

	Thirteen weeks ended June 25, 2022			Twenty-six weeks ended June 25, 2022
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$8,816	194,135	$0.05	$6,929	194,071	$0.04
Dilutive effect of stock options and awards	—	2,551	—	—	1,861	—
Net income per diluted common share	$8,816	196,686	$0.04	$6,929	195,932	$0.04

	Thirteen weeks ended June 26, 2021			Twenty-six weeks ended June 26, 2021
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(3,385)	91,217	$(0.04)	$(12,355)	91,266	$(0.14)
Dilutive effect of stock options and awards	—	—	—	—	—	—
Net loss per diluted common share	$(3,385)	91,217	$(0.04)	$(12,355)	91,266	$(0.14)

Stock options and awards outstanding totaling 1,492 and 1,803 were excluded from the computation for the thirteen and twenty-six weeks ended June 25, 2022 and 1,638 and 2,281 for the thirteen and twenty-six weeks ended June 26, 2021, respectively, as they would have had an antidilutive effect under the treasury stock method.

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

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following table summarizes the Company's derivatives financial instruments:

	Asset Derivatives			Liability Derivatives
	As of June 25, 2022		As of December 25, 2021	As of June 25, 2022		As of December 25, 2021
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other current assets/other assets	$7,307	$1,513	Other accrued expenses	$—	$(170)
2021 Swap 2	Other current assets/other assets	10,951	2,250	Other accrued liabilities	—	(270)
2021 Swap 3	Other current/other non-current assets	518	59	Other accrued liabilities/other non-current liabilities	(926)	(1,880)
Total hedging instruments		$18,776	$3,822		$(926)	$(2,320)
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of June 25, 2022
	Level 1	Level 2	Level 3	Total
Trading securities	$1,283	$—	$—	$1,283
Interest rate swaps	—	17,850	—	17,850
Contingent consideration payable	—	—	(8,598)	(8,598)

	As of December 25, 2021
	Level 1	Level 2	Level 3	Total
Trading securities	$1,686	$—	$—	$1,686
Interest rate swaps	—	1,502	—	1,502
Contingent consideration payable	—	—	(12,347)	(12,347)

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of June 25, 2022 and December 25, 2021, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.

The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. As of June 25, 2022, the total contingent consideration was recorded as $780 in other accrued expenses and $7,818 in other non-current liabilities on the Condensed Consolidated Balance Sheets, in addition to $103 in payments made during the quarter. As of December 25, 2021, the total contingent consideration was recorded as $476 in other accrued expenses and $11,871 in other non-current liabilities on the Condensed Consolidated Balance Sheets in addition to $36 of payments made during the year. As of June 25, 2022, compared to December 25, 2021, the Company recorded a $3,349 and $297 decrease in the Resharp and Instafob contingent consideration liability, respectively. The total $3,646 gain on the revaluation was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability as of June 25, 2022 compared to the prior valuation period and was recorded within other income in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at June 25, 2022 and December 25, 2021 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at June 25, 2022 and December 25, 2021 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

Additional information with respect to the derivative instruments is included in Note 15 - Derivatives and Hedging.

17. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of June 25, 2022: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen and twenty-six weeks ended June 25, 2022 and thirteen and twenty-six weeks ended June 26, 2021.

	Thirteen Weeks Ended June 25, 2022	Thirteen Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 25, 2022	Twenty-six Weeks Ended June 26, 2021
Revenues
Hardware and Protective Solutions	$279,842	$263,129	$546,257	$514,058
Robotics and Digital Solutions	64,776	66,351	126,584	122,230
Canada	49,496	46,235	84,286	80,708
Total revenues	$394,114	$375,715	$757,127	$716,996
Segment income (loss) from operations
Hardware and Protective Solutions	$10,538	$9,995	$8,142	$16,045
Robotics and Digital Solutions	10,437	6,546	18,292	6,700
Canada	6,798	2,968	10,188	2,544
Total income (loss) from operations	$27,773	$19,509	$36,622	$25,289

18. Subsequent Events

On July 29, 2022, subsequent to quarter end, the Company amended the asset-based revolving credit agreement (the “ABL Revolver") with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto (the “ABL Credit Agreement”), increasing the aggregate commitments thereunder to $375,000 and extended the maturity. Portions of the ABL Agreement are separately available for borrowing by the Company's United States subsidiary and Canadian subsidiary for $325,000 and $50,000, respectively. The interest rate for the ABL Revolver is, at the discretion of the Company, adjusted SOFR (or a Canadian banker’s acceptance rate in the case of Canadian Dollar loans) plus a margin varying from 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian Dollar loans) plus a margin varying from 0.25% to 0.75% per annum based on availability. The stated maturity date of the revolving credit commitments under the ABL Credit Agreement is July 29, 2027. The loans and other amounts outstanding under the ABL Credit Agreement and related documents are guaranteed by The Hillman Companies, Inc., a wholly‑owned subsidiary of the Company, and, subject to certain exceptions, the Borrower’s wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the guarantors’ assets plus, solely in the case of the Canadian Borrower, its and its wholly-owned Canadian subsidiary’s assets, which has guaranteed by the Canadian portion under the ABL Credit Agreement.

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

In connection with the Closing, the Company entered into a new credit agreement with Jefferies Finance LLC, as administrative agent, and the lenders and other parties thereto (the “Term Credit Agreement”), which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). The Company also entered into an amendment to their existing asset-based revolving credit agreement (the “ABL Amendment”) with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto (the “ABL Credit Agreement”), increasing the aggregate commitments thereunder to $250.0 million, extended the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds of the funded term loans under the Term Credit Agreement and revolving credit loans under the ABL Credit Agreement were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018, (2) refinance outstanding revolving credit loans, and (3) redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”).

In anticipation of the Business Combination and the refinancing described above, on July 13, 2021, the Company delivered a notice to redeem in full 11.6% Junior Subordinated Debentures due September 30, 2027 (the “Junior Subordinated Debentures”) issued under the Indenture, dated as of September 5, 1997 (as amended and supplemented, the “Debentures Indenture”), between The Hillman Companies and The Bank of New York Mellon, a New York banking corporation, as Trustee (the “Trustee”) and deposited an amount with the Trustee sufficient to satisfy and discharge the Debentures Indenture, which is no longer in effect. Notices to redeem 4,217,837 trust preferred securities (the “Trust Preferred Securities”) issued in a public offering by the Hillman Group Capital Trust ("Trust") and 130,449 of trust common securities (the “Trust Common Securities”) issued by the Trust to Hillman Companies were also delivered on July 13, 2021. Upon the payment of the redemption price for the Debentures on August 12, 2021, the Trust redeemed the Trust Preferred Securities and the Trust Common Securities, which as of August 12, 2021 was no longer be deemed to be outstanding. The last day of trading for the Trust Preferred Securities on the New York Stock Exchange (the “NYSE”) was August 11, 2021 and the Company voluntarily delisted the Trust Preferred Securities from the NYSE.

On April 16, 2021, the Company completed the acquisition of Oz Post International, LLC ("OZCO"), a leading manufacturer of superior quality hardware that offers structural fasteners and connectors used for decks, fences and other outdoor structures, for a total purchase price of $39.8 million. The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35.0 million of incremental term loan funds to be used to finance the acquisition. Refer to Note 5 - Acquisitions of the Condensed Consolidated Financial Statements for additional information.

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
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the CNY by approximately 6.5% in 2020, declined by 2.6% in 2021, and increased by 5.0% during the twenty-six weeks ended June 25, 2022. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 7.9% in 2020, declined by 1.4% in 2021, and increased by 7.1% during the twenty-six weeks ended June 25, 2022.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 1.9% in 2020, declined by 0.2% in 2021, and declined by 1.4% during the twenty-six weeks ended June 25, 2022. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended June 25, 2022 and the thirteen weeks ended June 26, 2021.

Thirteen weeks ended June 25, 2022 vs the Thirteen weeks ended June 26, 2021

	Thirteen Weeks Ended June 25, 2022		Thirteen Weeks Ended June 26, 2021
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$394,114	100.0%	$375,715	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	220,146	55.9%	215,967	57.5%
Selling, general and administrative expenses	118,229	30.0%	111,662	29.7%
Depreciation	14,172	3.6%	15,270	4.1%
Amortization	15,566	3.9%	15,414	4.1%
Other (income) expense	(1,772)	(0.4)%	(2,107)	(0.6)%
Income from operations	27,773	7.0%	19,509	5.2%
Interest expense, net of investment income	12,533	3.2%	22,217	5.9%
Mark-to-market adjustment of interest rate swap	—	—%	(751)	(0.2)%
Income (loss) before income taxes	15,240	3.9%	(1,957)	(0.5)%
Income tax expense (benefit)	6,424	1.6%	1,428	0.4%
Net income (loss)	$8,816	2.2%	$(3,385)	(0.9)%

Adjusted EBITDA(1)	$62,276	15.8%	$64,472	17.2%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales
Net sales for the thirteen weeks ended June 25, 2022 were $394.1 million, an increase of approximately $18.4 million compared to net sales of $375.7 million for the thirteen weeks ended June 26, 2021. Fastening and hardware sales increased $24.2 million driven by $33.6 million in price increases in response to inflationary pressures, partially offset by decreased volume driven by lower demand. Sales in Canada increased $3.3 million primarily driven by approximately $8.4 million in price increases partially offset by decreased volume driven by lower demand. Partially offsetting these increases, sales of protective products decreased by $7.5 million due to lower promotional sales and retail softness.
Cost of Sales
Our cost of sales ("COS") was $220.1 million, or 55.9% of net sales, in the thirteen weeks ended June 25, 2022, an increase of approximately $4.2 million compared to $216.0 million, or 57.5% of net sales, in the thirteen weeks ended June 26, 2021. Cost of sales as a percentage of net sales in the thirteen weeks ended June 25, 2022 decreased (1.6)% in the thirteen weeks ended June 26, 2021 primarily due to $2.6 million of additional expense in the thirteen weeks ended June 26, 2021 for anti-dumping duties associated with prior year inventory purchases. Additionally, net sales were reduced by $1.4 million in the thirteen weeks ended June 26, 2021 for payments made to customers associated with the new product line roll outs.

Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $118.2 million in the thirteen weeks ended June 25, 2022, an increase of approximately $6.6 million, compared to $111.7 million in the thirteen weeks ended June 26, 2021. The following changes in underlying trends impacted the change in operating expenses:

•Selling expense was $44.8 million in the thirteen weeks ended June 25, 2022, an increase of $4.8 million compared to $40.0 million in the second quarter of 2021. The increase in selling expense was primarily due to increased marketing, variable compensation, and travel and entertainment expense in the thirteen weeks ended June 25, 2022.

•Warehouse and delivery expenses were $48.7 million in the thirteen weeks ended June 25, 2022, an increase of $4.5 million compared to $44.2 million in the thirteen weeks ended June 26, 2021. The additional expense was primarily driven by inflation in wages, fuel, and transportation costs.

•General and administrative (“G&A”) expenses were $24.7 million in the thirteen weeks ended June 25, 2022, a decrease of $2.7 million compared to $27.4 million in the thirteen weeks ended June 26, 2021. The $2.7 million decrease was primarily due to lower legal and consulting expense associated with the merger with Landcadia along with decreased legal fees associated with our litigation with KeyMe in the prior year and Hy-Ko in the current year (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

Depreciation expense was $14.2 million in the thirteen weeks ended June 25, 2022 compared to depreciation expense of $15.3 million in the thirteen weeks ended June 26, 2021. The decrease was due to certain assets becoming fully depreciated. Amortization expense was $15.6 million in the thirteen weeks ended June 25, 2022 which was comparable to $15.4 million in the thirteen weeks ended June 26, 2021.

Other (income) expense was $(1.8) million in the thirteen weeks ended June 25, 2022 compared to other (income) expense of $(2.1) million in the thirteen weeks ended June 26, 2021. Other income in the thirteen weeks ended June 25, 2022 was primarily comprised of a $2.2 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob (see Note 16 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) partially offset by of exchange rate losses of $0.2 million. In the thirteen weeks ended June 26, 2021 other income consisted primarily of $1.2 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob along with exchange rate gains of $0.9 million.

Twenty-six weeks ended June 25, 2022 vs the Twenty-six weeks ended June 26, 2021

	Twenty-six Weeks Ended June 25, 2022		Twenty-six Weeks Ended June 26, 2021
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$757,127	100.0%	$716,996	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	433,419	57.2%	417,265	58.2%
Selling, general and administrative expenses	232,767	30.7%	214,841	30.0%
Depreciation	27,426	3.6%	31,611	4.4%
Amortization	31,087	4.1%	30,323	4.2%
Other (income) expense	(4,194)	(0.6)%	(2,333)	(0.3)%
(Loss) income from operations	36,622	4.8%	25,289	3.5%
Interest expense, net of investment income	24,161	3.2%	44,293	6.2%
Mark-to-market adjustment of interest rate swap	—	—%	(1,424)	(0.2)%
Income (loss) before income taxes	12,461	1.6%	(17,580)	(2.5)%
Income tax expense (benefit)	5,532	0.7%	(5,225)	(0.7)%
Net income (loss)	$6,929	0.9%	$(12,355)	(1.7)%

Adjusted EBITDA(1)	$106,287	14.0%	$112,278	15.7%

Net Sales
Net sales for the twenty-six weeks ended June 25, 2022 were $757.1 million, an increase of approximately $40.1 million compared to net sales of $717.0 million for the twenty-six weeks ended June 26, 2021. Sales of hardware products increased by $46.9 million driven by $56.0 million in price increases in response to inflationary pressures in the market, partially offset by decreased volume driven by lower demand. Net sales in our Canada operating segment increased by $3.6 million primarily driven $14.7 million in price increases partially offset by decreased volume driven by lower demand. Sales of personal protective equipment decreased by $14.7 million due to lower demand for COVID-19 protective and cleaning products in the second quarter of 2022, partially offset by price increases of $4.7 million.
Cost of Sales
Our cost of sales was $433.4 million, or 57.2% of net sales, in the twenty-six weeks ended June 25, 2022, an increase of approximately $16.2 million compared to $417.3 million, or 58.2% of net sales, in the twenty-six weeks ended June 26, 2021. The decrease of 1.0% in cost of sales, expressed as a percent of net sales, in 2022 compared to the twenty-six weeks ended June 26, 2021 was primarily due to $2.6 million of additional expense in the twenty-six weeks ended June 26, 2021 for anti-dumping duties associated with prior year inventory purchases. Additionally, net sales were reduced by $1.4 million in the twenty-six weeks ended June 26, 2021 for payments made to customers associated with the new product line roll outs.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $232.8 million in the twenty-six weeks ended June 25, 2022, an increase of approximately $17.9 million, compared to $214.8 million in the twenty-six weeks ended June 26, 2021. The following changes in underlying trends impacted the change in operating expenses:

•Selling expense was $87.5 million in the twenty-six weeks ended June 25, 2022, an increase of $10.1 million compared to $77.4 million in the twenty-six weeks ended June 26, 2021. The increase in selling expense was primarily due to increased marketing, variable compensation, and travel and entertainment expense in the twenty-six weeks ended June 25, 2022.

•Warehouse and delivery expenses were $93.7 million in the twenty-six weeks ended June 25, 2022, an increase of $9.3 million compared to $84.4 million in the twenty-six weeks ended June 26, 2021. The additional expense was primarily driven by higher sales volume and inflation.

•General and administrative (“G&A”) expenses were $51.6 million in the twenty-six weeks ended June 25, 2022, a decrease of $1.4 million compared to $53.0 million in the twenty-six weeks ended June 26, 2021. In the twenty-six weeks ended June 26, 2021 we incurred higher legal and consulting expense associated with the merger with Landcadia along with increased legal fees associated with our litigation with KeyMe (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

Depreciation expense was $27.4 million in the twenty-six weeks ended June 25, 2022 compared to depreciation expense of $31.6 million in the twenty-six weeks ended June 26, 2021. The decrease was due to certain assets becoming fully depreciated. Amortization expense was $31.1 million in the twenty-six weeks ended June 25, 2022 which was comparable to $30.3 million in the twenty-six weeks ended June 26, 2021. The increase was primarily driven by the acquisitions of Ozco and Monkey Hook (see Note 5 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information).

Other (income) expense was $(4.2) million in the twenty-six weeks ended June 25, 2022 compared to $(2.3) million in the twenty-six weeks ended June 26, 2021. Other (income) expense in the twenty-six weeks ended June 25, 2022 was comprised primarily of a $3.6 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob, (see Note 16 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) along with exchange rate gains of $0.5 million. In the twenty-six weeks ended June 26, 2021 other income was primarily comprised of exchange rate gains of $1.5 million along with a $1.2 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp, (see Note 16 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information).

Results of Operations – Operating Segments

The following tables provides supplemental information regarding our net sales and profitability by operating segment for the thirteen and twenty-six weeks ended June 25, 2022 and the thirteen and twenty-six weeks ended June 26, 2021 (dollars in thousands):

Hardware and Protective Solutions

	Thirteen Weeks Ended June 25, 2022	Thirteen Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 25, 2022	Twenty-six Weeks Ended June 26, 2021
Hardware and Protective Solutions
Segment Revenues	$279,842	$263,129	$546,257	$514,058
Segment Income from operations	10,538	9,995	8,142	16,045
Adjusted EBITDA(1)	31,292	36,114	51,875	65,146
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Thirteen weeks ended June 25, 2022 vs the Thirteen weeks ended June 26, 2021
Net Sales

Net sales for our Hardware and Protective Solutions operating segment increased by $16.7 million in thirteen weeks ended June 25, 2022 to $279.8 million as compared to $263.1 million in the thirteen weeks ended June 26, 2021. Fastening and hardware sales increased by $24.2 million driven by $33.6 million in price increases in response to inflationary pressures in the market, partially offset by decreased volume driven by lower demand. This increase was partially offset by sales of protective products which decreased by $7.5 million due to lower promotional sales and retail softness in the early spring of 2022.

Income from Operations

Income from operations of our Hardware and Protective Solutions operating segment increased by approximately $0.5 million in the thirteen weeks ended June 25, 2022 to $10.5 million from $10.0 million in the thirteen weeks ended June 26, 2021. The increase in sales was partially offset by increased expenses:

•Driven primarily by inflation, cost of sales increased by approximately $7.8 million in the thirteen weeks ended June 25, 2022 to $172.5 million as compared to $164.7 million in the thirteen weeks ended June 26, 2021. Cost of sales as a percentage of net sales was 61.6% in the thirteen weeks ended June 25, 2022, a decrease of 1% from 62.6% in the thirteen weeks ended June 26, 2021. The decrease in cost of sales as a percentage of net sales was primarily due to $2.6 million of additional expense in the thirteen weeks ended June 26, 2021 for anti-dumping duties associated with prior year inventory purchases. Additionally, net sales was reduced by $1.4 million in the thirteen weeks ended June 26, 2021 for payments made to customers associated with the new product line roll outs.
•Selling expense increased $3.4 million in the thirteen weeks ended June 25, 2022 compared to the thirteen weeks ended June 26, 2021 primarily due to increased marketing, variable compensation, and travel and entertainment expense.
•Warehouse expense increased $4.6 million in the thirteen weeks ended June 25, 2022 compared to the thirteen weeks ended June 26, 2021. The additional expense was primarily driven by inflation in wages, fuel, and transportation costs.

Twenty-six weeks ended June 25, 2022 vs the Twenty-six weeks ended June 26, 2021

Net Sales

Net sales for our Hardware and Protective Solutions operating segment increased by $32.2 million in the twenty-six weeks ended June 25, 2022 to $546.3 million as compared to $514.1 million in the twenty-six weeks ended June 26, 2021. Sales of hardware products increased by $46.9 million driven by $56.0 million in price increases in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs, partially offset by decreased volume driven by lower demand. Sales of personal protective equipment decreased by $14.7 million due to lower demand for COVID-19 protective and cleaning products in the 2022, partially offset by price increases of $4.7 million.

Income from Operations

Income from operations of our Hardware and Protective Solutions operating segment decreased by approximately $7.9 million in the twenty-six weeks ended June 25, 2022 to $8.1 million as compared to $16.0 million in the twenty-six weeks ended June 26, 2021. The decrease was driven by increased expenses:

•Cost of sales increased by approximately $20.1 million in the twenty-six weeks ended June 25, 2022 to $345.2 million as compared to $325.1 million in the twenty-six weeks ended June 26, 2021. Cost of sales as a percentage of net sales was comparable to the prior year period at 63.2%.
•Selling expense increased $7.5 million in the twenty-six weeks ended June 25, 2022 compared to the twenty-six weeks ended June 26, 2021 primarily due to increased marketing, variable compensation, and travel and entertainment expense.
•Warehouse expense increased $9.2 million in the twenty-six weeks ended June 25, 2022 compared to the twenty-six weeks ended June 26, 2021. The additional expense was primarily driven by higher sales volume and inflation.
•G&A expense increased $3.1 million in the twenty-six weeks ended June 25, 2022 compared to the twenty-six weeks ended June 26, 2021. The additional expense was primarily due to increased stock compensation expense in connection with modification of awards associated with the Merger.

Robotics and Digital Solutions

	Thirteen Weeks Ended June 25, 2022	Thirteen Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 25, 2022	Twenty-six Weeks Ended June 26, 2021
Robotics and Digital Solutions
Revenues	$64,776	$66,351	$126,584	$122,230
Segment income from operations	10,437	6,546	18,292	6,700
Adjusted EBITDA(1)	22,334	23,696	41,208	41,113
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Thirteen weeks ended June 25, 2022 vs the Thirteen weeks ended June 26, 2021
Net Sales

Net sales in our Robotics and Digital Solutions operating segment decreased by $1.6 million in the thirteen weeks ended June 25, 2022 to $64.8 million as compared to $66.4 million in the thirteen weeks ended June 26, 2021. The decreased sales were primarily due to a decrease of $0.5 million in keys sales along with a decrease of $1.1 million in engraving. Key and engraving sales in the second quarter of 2022 were negatively impacted by lower retail foot traffic.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment increased by approximately $3.9 million in the thirteen weeks ended June 25, 2022 to $10.4 million as compared to $6.5 million in the thirteen weeks ended June 26, 2021. The increase was primarily due to lower legal fees associated with our litigation with KeyMe in the prior year and Hy-Ko in the current year (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information). We also recorded a $2.2 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob in the thirteen weeks ended June 25, 2022, (see Note 16 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) as compared to a $1.2 million gain in the thirteen weeks ended June 26, 2021.

Twenty-six weeks ended June 25, 2022 vs the Twenty-six weeks ended June 26, 2021
Net Sales

Net sales in our Robotics and Digital Solutions operating segment increased by $4.4 million in the twenty-six weeks ended June 25, 2022 to $126.6 million as compared to $122.2 million in the twenty-six weeks ended June 26, 2021. The increased sales were primarily due to an increase of $5.8 million in keys sales partially offset by a decrease of $1.5 million in engraving sales. Key sales in the twenty-six weeks ended June 26, 2021 were negatively impacted by low retail foot traffic and limited access to key machines in 2021 due to COVID-19.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment increased by approximately $11.6 million in the twenty-six weeks ended June 25, 2022 to $18.3 million as compared to $6.7 million in the twenty-six weeks ended June 26, 2021. The increase was primarily due decreased legal and consulting expense associated with the merger with Landcadia along with lower legal fees associated with our litigation with HyKo and KeyMe (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information. We also recorded a $3.6 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob in the twenty-six weeks ended June 25, 2022 (see Note 16 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) as compared to a $1.2 million gain in 2021.

Canada

	Thirteen Weeks Ended June 25, 2022	Thirteen Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 25, 2022	Twenty-six Weeks Ended June 26, 2021
Canada
Revenues	$49,496	$46,235	$84,286	$80,708
Segment income (loss) from operations	6,798	2,968	10,188	2,544
Adjusted EBITDA(1)	8,650	4,662	13,204	6,019
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Thirteen weeks ended June 25, 2022 vs the Thirteen weeks ended June 26, 2021
Net Sales

Net sales in our Canada operating segment increased by $3.3 million in the thirteen weeks ended June 25, 2022 to $49.5 million as compared to $46.2 million in the thirteen weeks ended June 26, 2021 driven by $8.4 million in price increases in response to inflationary pressures partially offset by decreased volume driven by lower demand.

Income from Operations

Income from operations of our Canada operating segment increased by approximately $3.8 million in the thirteen weeks ended June 25, 2022 to $6.8 million as compared to $3.0 million in the thirteen weeks ended June 26, 2021. The increased sales along with improved product margins led to the increase in operating income.
Twenty-six weeks ended June 25, 2022 vs the Twenty-six weeks ended June 26, 2021
Net Sales

Net sales in our Canada operating segment increased by $3.6 million in the twenty-six weeks ended June 25, 2022 to $84.3 million as compared to $80.7 million in the twenty-six weeks ended June 26, 2021. The increase was primarily driven by $14.7 million in price increases partially offset by decreased volume driven by lower demand.

Income from Operations

Income from operations of our Canada operating segment increased by approximately $7.6 million in the twenty-six weeks ended June 25, 2022 to $10.2 million as compared to $2.5 million in the twenty-six weeks ended June 26, 2021. The increased sales along with improved product margins led to the increase in operating income.

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
The following table presents a reconciliation of Net (loss) income, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended June 25, 2022	Thirteen Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 25, 2022	Twenty-six Weeks Ended June 26, 2021
Net (loss) income	$8,816	$(3,385)	$6,929	$(12,355)
Income tax provision (benefit)	6,424	1,428	5,532	(5,225)
Interest expense, net	12,533	19,159	24,161	38,178
Interest expense on junior subordinated debentures	—	3,152	—	6,304
Investment income on trust common securities	—	(94)	—	(189)
Depreciation	14,172	15,270	27,426	31,611
Amortization	15,566	15,414	31,087	30,323
Mark-to-market adjustment of interest rate swap	—	(751)	—	(1,424)
EBITDA	$57,511	$50,193	$95,135	$87,223

Stock compensation expense	2,286	1,796	8,304	3,537
Management fees	—	88	—	214
Restructuring (1)	513	—	565	109
Litigation expense (2)	2,703	6,322	3,713	10,282
Acquisition and integration expense (3)	1,438	3,299	2,215	8,139
Change in fair value of contingent consideration	(2,175)	(1,212)	(3,645)	(1,212)
Buy-back expense (4)	—	1,350	—	1,350
Anti-dumping duties (5)	—	2,636	—	2,636
Adjusted EBITDA	$62,276	$64,472	$106,287	$112,278

(1)Restructuring includes severance, consulting, and other costs associated with streamlining our operations.
(2)Litigation expense includes legal fees associated with our litigation with KeyMe, Inc. and Hy-Ko Products Company LLC. (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).
(3)Acquisition and integration expense includes professional fees, non-recurring bonuses, and other costs related to the merger with Landcadia III (see Note 3 - Merger Agreement of the Notes to Condensed Consolidated Financial Statements for additional information) and the secondary offering of shares in the second quarter of 2022.
(4)Infrequent buy backs associated with new business wins.
(5)Anti-dumping duties assessed related to the nail business for prior year purchases.

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in thousands).

Thirteen weeks ended June 25, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$10,538	$10,437	$6,798	$27,773
Depreciation and amortization	17,662	10,916	1,160	29,738

Stock compensation expense	1,374	220	692	2,286
Restructuring	478	35	—	513
Litigation expense	—	2,703	—	2,703
Acquisition and integration expense	1,240	198	—	1,438
Change in fair value of contingent consideration	—	(2,175)	—	(2,175)
Adjusted EBITDA	$31,292	$22,334	$8,650	$62,276

Thirteen weeks ended June 26, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$9,995	$6,546	$2,968	$19,509
Depreciation and amortization	17,397	11,593	1,694	30,684

Stock compensation expense	1,552	244	—	1,796
Management fees	76	12		88
Litigation expense	—	6,322	—	6,322
Acquisition and integration expense	3,108	191	—	3,299
Change in fair value of contingent consideration	—	(1,212)	—	(1,212)
Buy-back expense	1,350	—	—	1,350
Anti-dumping duties	2,636	—	—	2,636
Adjusted EBITDA	36,114	23,696	4,662	64,472

Twenty-six weeks ended June 25, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$8,142	$18,292	$10,188	$36,622
Depreciation and amortization	34,719	21,470	2,324	58,513

Stock compensation expense	6,562	1,050	692	8,304
Restructuring	525	40	—	565
Litigation expense	—	3,713	—	3,713
Acquisition and integration expense	1,927	288	—	2,215
Change in fair value of contingent consideration	—	(3,645)	—	(3,645)
Adjusted EBITDA	$51,875	$41,208	$13,204	$106,287

Twenty-six weeks ended June 26, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$16,045	$6,700	$2,544	$25,289
Depreciation and amortization	34,520	23,974	3,440	61,934

Stock compensation expense	3,056	481	—	3,537
Management fees	185	29	—	214
Restructuring	64	10	35	109
Litigation expense	—	10,282	—	10,282
Acquisition and integration expense	7,290	849	—	8,139
Change in fair value of contingent consideration	—	(1,212)	—	(1,212)
Buy-back expense	1,350	—	—	1,350
Anti-dumping duties	2,636	—	—	2,636
Adjusted EBITDA	$65,146	$41,113	$6,019	$112,278

Income Taxes

For the thirteen weeks ended June 25, 2022, the Company recorded an income tax provision of $6.4 million based on a pre-tax income of $15.2 million. The Company recorded an income tax provision for the twenty-six weeks ended June 25, 2022 of $5.5 million. The effective income tax rate was 42.2% and 44.4% for the thirteen and twenty-six weeks ended June 25, 2022, respectively.

The effective rate differed from the federal statutory rate due to an estimated increase in GILTI from the Company's Canadian operations, non-deductible stock compensation, and state and foreign income taxes.

For the thirteen weeks ended June 26, 2021, the Company recorded an income tax provision of $1.4 million based on a pre-tax loss of $2.0 million. The Company recorded an income tax benefit for the twenty-six weeks ended June 26, 2021 of $5.2 million based on a pre-tax loss of $17.6 million. The effective income tax rate was (73.0)% and 29.7% for the thirteen and twenty-six weeks ended June 26, 2021, respectively.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended June 26, 2021 primarily due to certain non-deductible expenses, an estimated increase in GILTI from the Company's Canadian operations, and state and foreign income taxes.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the twenty-six weeks ended June 25, 2022 and the twenty-six weeks ended June 26, 2021 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash provided by operating activities for the twenty-six weeks ended June 25, 2022 was $14.7 million as compared to $59.8 million of cash used by operating activities in the comparable prior year period. Operating cash flows for the twenty-six weeks ended June 25, 2022 were unfavorably impacted by (1) increased inventory for the spring and summer busy season and new business wins, and (2) an increase in accounts receivable due to higher sales. Operating cash flows for the twenty-six weeks ended June 26, 2021 were unfavorably impacted by increased inventory for the spring and summer busy season and new business wins.

Net cash used for investing activities was $31.4 million and $61.8 million for the twenty-six weeks ended June 25, 2022 and the twenty-six weeks ended June 26, 2021, respectively. During the twenty-six weeks ended June 25, 2022, we acquired Monkey Hook for approximately $2.5 million, plus an additional $0.3 million holdback amount that remains payable to the seller, during the twenty-six weeks ended June 26, 2021, we acquired Oz Post International, LLC ("OZCO") for approximately $39.8 million (see Note 5 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information). Excluding acquisitions, the primary use of cash in both periods was our investment in new key duplicating kiosks and machines.

Net cash provided by financing activities was $19.4 million for the twenty-six weeks ended June 25, 2022. Our revolver draws, net of repayments, provided cash of $24.0 million in the twenty-six weeks ended June 25, 2022. Additionally, we used cash to pay $4.3 million in principal payments on the senior term loan under the Senior Facilities. Finally, in the twenty-six weeks ended June 25, 2022, the Company received $1.1 million from the exercise of stock options.

Net cash provided by financing activities was $116.0 million for the twenty-six weeks ended June 26, 2021. Our revolver draws, net of repayments, provided cash of $86.0 million in the twenty-six weeks ended June 26, 2021. In the second quarter of 2021, we entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018, which provided $35.0 million of incremental term loan funds to be used to finance the acquisition (see Note 5 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information). Additionally, we used cash to pay $5.3 million in principal payments on the senior term loan under the Senior Facilities. Finally, in the twenty-six weeks ended June 26, 2021, the Company received $1.8 million from the exercise of stock options.

We believe that projected cash flows from operations and ABL Revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. As of June 25, 2022, the ABL Revolver had an outstanding amount of $117.0 million and outstanding letters of credit of $32.8 million leaving $100.2 million of available borrowings as a source of liquidity. Our material cash requirements for known contractual obligations include capital expenditures, debt, and lease obligations, each of which are discussed in more detail earlier in this section and in the Notes to the Condensed Consolidated Financial Statements. We believe projected cash flows from operations and ABL Revolver availability will be sufficient to meet our liquidity and capital needs for these items in the short-term and also in the long-term beyond the next 12 months. We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current distribution needs and are fulfilled by our suppliers within the short term.

Our working capital (current assets minus current liabilities) position of $461.4 million as of June 25, 2022 represents an increase of $70.4 million from the December 25, 2021 level of $391.0 million. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of June 25, 2022, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at June 25, 2022, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $5.4 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $176.3 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of June 25, 2022. The foreign subsidiaries' net tangible assets were $115.1 million and the net intangible assets were $61.2 million as of June 25, 2022.
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
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 25, 2022, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the twenty-six weeks ended June 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.
Item 3. – Defaults Upon Senior Securities.
Not Applicable.
Item 4. – Mine Safety Disclosures.
Not Applicable.
Item 5. – Other Information.

Entry into a Material Definitive Agreement

On July 29, 2022, the Company’s wholly‑owned subsidiaries, The Hillman Companies, Inc., (“Holdings”), The Hillman Group, Inc. (the “U.S. Borrower”) and The Hillman Group Canada ULC, (the “Canadian Borrower”), entered into Amendment No. 3 to the existing asset-based revolving credit agreement (the “Third ABL Amendment”) with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto to increase the aggregate commitments to $375.0 million, extend the maturity, convert the interest rate of the revolving loans and commitments to SOFR-based pricing, and make certain other changes to the existing asset-based revolving credit agreement.

The Third ABL Amendment amends and restates the ABL Credit Agreement, dated as of May 31, 2018 (as amended by Amendment No. 1, dated as of November 15, 2019, and as amended and restated by Amendment No. 2, dated as of July 14, 2021, and as further amended, restated, amended and restated, supplemented or otherwise modified from time to time prior to the date hereof, the “Existing ABL Credit Agreement”), by and among the U.S. Borrower, Canadian Borrower (the “Borrowers”, and each, a “Borrower”), Holdings, the lenders and issuing banks from time to time party thereto and Barclays Bank PLC, as administrative agent (the Existing ABL Credit Agreement, as amended and restated pursuant to the Third ABL Amendment, is referred to as the “Amended and Restated ABL Credit Agreement”).

The Amended and Restated ABL Credit Agreement contains usual and customary representations and warranties, covenants and events of default customary for facilities of this type. $325.0 million of the revolving credit facilities under the Amended and Restated ABL Credit Agreement is available to the U.S. Borrower and $50.0 million of the revolving credit facilities under the Amended and Restated ABL Credit Agreement is available to the Canadian Borrower, in each case, subject to a borrowing base.

Pricing for revolving credit loans under the Amended and Restated ABL Credit Agreement are, at the Borrower’s option, either adjusted SOFR (or a Canadian banker’s acceptance rate in the case of Canadian Dollar loans) plus a margin varying from 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian Dollar loans) plus a margin varying from 0.25% to 0.75% per annum based on availability.

The stated maturity date of the revolving credit commitments under the Amended and Restated ABL Credit Agreement is July 29, 2027. The loans and other amounts outstanding under the Amended and Restated ABL Credit Agreement and related documents are guaranteed by Holdings and, subject to certain exceptions, the Borrower’s wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the guarantors’ assets plus, solely in the case of the Canadian Borrower, its and its wholly-owned Canadian subsidiary’s assets, which has guaranteed by the Canadian portion under the Amended and Restated ABL Credit Agreement.

The foregoing descriptions of the Third ABL Amendment and the Amended and Restated ABL Credit Agreement do not purport to be complete and is qualified in its entirety by the terms and conditions of the Third ABL Amendment and the

Amended and Restated ABL Credit Agreement. Copies of the Third ABL Amendment and Amended and Restated ABL Credit Agreement are attached hereto as Exhibit 10.1 and Exhibit 10.2 and are incorporated herein by reference.

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

10.1 *
Amendment No. 3 to the ABL Credit Agreement, dated as of July 29, 2022, by and among The Hillman Companies, Inc., The Hillman Group, Inc., The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (filed herewith).

10.2 *
Amended and Restated ABL Credit Agreement, as amended and restated as of July 29, 2022, by and among The Hillman Companies, Inc., The Hillman Group, Inc., The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (filed herewith).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022 filed with the Securities and Exchange Commission on August 3, 2022, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 25, 2022 and December 25, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 25, 2022 and the thirteen and twenty-six weeks ended June 26, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 25, 2022 and the twenty-six weeks ended June 26, 2021, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and twenty-six weeks ended June 25, 2022 and the thirteen and twenty-six weeks ended June 26, 2021, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: August 3, 2022