Form 10-Q
period 2022-09-24
Hillman Solutions Corp.
filed 2022-11-03
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 2, 2022, 194,476,074 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	September 24, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$29,228	$14,605
Accounts receivable, net of allowances of $2,446 ($2,891 - 2021)	126,138	107,212
Inventories, net	534,970	533,530
Other current assets	25,852	12,962
Total current assets	716,188	668,309
Property and equipment, net of accumulated depreciation of $320,767 ($284,069 - 2021)	181,260	174,312
Goodwill	823,626	825,371
Other intangibles, net of accumulated amortization of $398,638 ($352,695 - 2021)	749,126	794,700
Operating lease right of use assets	78,220	82,269
Deferred tax assets	—	1,323
Other assets	26,698	16,638
Total assets	$2,575,118	$2,562,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,620	$186,126
Current portion of debt and finance lease liabilities	12,805	11,404
Current portion of operating lease liabilities	12,868	13,088
Accrued expenses:
Salaries and wages	16,496	8,606
Pricing allowances	9,861	10,672
Income and other taxes	3,726	4,829
Interest	5,236	1,519
Other accrued liabilities	57,210	41,052
Total current liabilities	268,822	277,296
Long-term debt	913,815	906,531
Deferred tax liabilities	141,471	137,764
Operating lease liabilities	72,880	74,476
Other non-current liabilities	11,310	16,760
Total liabilities	$1,408,298	$1,412,827
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 194,394,767 issued and outstanding at September 24, 2022 and 194,083,625 issued and 193,995,320 outstanding at December 25, 2021	20	20
Additional paid-in capital	1,400,084	1,387,410
Accumulated deficit	(212,718)	(210,181)
Accumulated other comprehensive income (loss)	(20,566)	(27,154)
Total stockholders' equity	1,166,820	1,150,095
Total liabilities and stockholders' equity	$2,575,118	$2,562,922
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except per share amounts)

	Thirteen Weeks Ended September 24, 2022	Thirteen Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 25, 2021
Net sales	$378,538	$364,480	$1,135,665	$1,081,476
Cost of sales (exclusive of depreciation and amortization shown separately below)	214,802	236,999	648,221	654,264
Selling, general and administrative expenses	133,246	110,447	366,013	325,288
Depreciation	14,312	14,454	41,738	46,065
Amortization	15,557	15,504	46,644	45,827
Management fees to related party	—	56	—	270
Other expense (income), net	1,070	315	(3,124)	(2,232)
Income (loss) from operations	(449)	(13,295)	36,173	11,994
Loss on change in fair value of warrant liability	—	3,990	—	3,990
Interest expense, net	14,696	11,801	38,857	49,979
Interest expense on junior subordinated debentures	—	1,471	—	7,775
(Gain) loss on mark-to-market adjustments	—	(261)	—	(1,685)
Refinancing charges	—	8,070	—	8,070
Investment income on trust common securities	—	(44)	—	(233)
Income (loss) before income taxes	(15,145)	(38,322)	(2,684)	(55,902)
Income tax provision (benefit)	(5,679)	(5,798)	(147)	(11,023)
Net income (loss)	$(9,466)	$(32,524)	$(2,537)	$(44,879)

Basic and diluted income (loss) per share	$(0.05)	$(0.19)	$(0.01)	$(0.38)
Weighted average basic shares outstanding	194,370	168,440	194,171	116,945

Net income (loss) from above	$(9,466)	$(32,524)	$(2,537)	$(44,879)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,834)	(4,740)	(8,745)	1,575
Hedging activity	3,811	246	15,333	246
Total other comprehensive income (loss)	(4,023)	(4,494)	6,588	1,821
Comprehensive income (loss)	$(13,489)	$(37,018)	$4,051	$(43,058)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirty-nine Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 25, 2021
Cash flows from operating activities:
Net income (loss)	$(2,537)	$(44,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,382	91,892
Deferred income taxes	5,670	(21,538)
Deferred financing and original issue discount amortization	2,251	3,036
Stock-based compensation expense	10,789	8,817
Increase in fair value of warrant liabilities	—	3,990
Write off of deferred financing fees, premiums and discounts associated with debt refinancing	—	(8,372)
Change in fair value of contingent consideration	(2,926)	(1,110)
Other non-cash interest and change in fair value of interest rate swap	—	(1,685)
Changes in operating items:
Accounts receivable, net	(19,482)	(17,097)
Inventories, net	(6,004)	(110,065)
Other assets	(5,549)	3,003
Accounts payable	(34,648)	12,896
Other accrued liabilities	27,171	(24,193)
Net cash provided by (used for) operating activities	63,117	(105,305)
Cash flows from investing activities:
Acquisition of business, net of cash received	(2,500)	(39,102)
Capital expenditures	(46,431)	(36,955)
Net cash used for investing activities	(48,931)	(76,057)
Cash flows from financing activities:
Repayments of senior term loans	(6,384)	(1,072,042)
Borrowings on senior term loans	—	883,872
Proceeds from recapitalization of Landcadia, net of transaction costs	—	455,161
Proceeds from sale of common stock in PIPE, net of issuance costs	—	363,301
Repayments of senior notes	—	(330,000)
Repayment of Junior Subordinated Debentures	—	(108,707)
Financing fees	—	(20,988)
Borrowings on revolving credit loans	161,000	246,000
Repayments of revolving credit loans	(154,000)	(244,000)
Principal payments under finance lease obligations	(998)	(697)
Proceeds from exercise of stock options	1,885	1,761
Cash payments related to hedging activities	(1,421)	—
Other financing activities	1,809	—
Net cash provided by financing activities	1,891	173,661
Effect of exchange rate changes on cash	(1,454)	610
Net increase (decrease) in cash and cash equivalents	14,623	(7,091)
Cash and cash equivalents at beginning of period	14,605	21,520
Cash and cash equivalents at end of period	$29,228	$14,429
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$—	$7,542
Interest paid	30,597	55,624
Income taxes paid	2,550	1,990
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in-capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Thirty-nine weeks ended September 24, 2022
Balance at December 25, 2021	193,995	$20	$1,387,410	$(210,181)	$(27,154)	$1,150,095
Net income (loss)	—	—	—	(1,887)	—	(1,887)
Stock option activity, stock awards and employee stock purchase plan	53	—	6,018	—	—	6,018
Hedging activity	—	—	—	—	8,413	8,413
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,735	3,735
Balance at March 26, 2022	194,048	$20	$1,393,428	$(212,068)	$(15,006)	$1,166,374
Net income (loss)	—	—	—	8,816	—	8,816
Stock option activity, stock awards and employee stock purchase plan	223	—	3,435	—	—	3,435
Hedging activity	—	—	—	—	3,109	3,109
Change in cumulative foreign currency translation adjustment	—	—	—	—	(4,646)	(4,646)
Balance at June 25, 2022	194,271	$20	$1,396,863	$(203,252)	$(16,543)	$1,177,088
Net income (loss)	—	—	—	(9,466)	—	(9,466)
Stock option activity, stock awards and employee stock purchase plan	124	—	3,221	—	—	3,221
Hedging Activity	—	—	—	—	3,811	3,811
Change in cumulative foreign currency translation adjustment	—	—	—	—	(7,834)	(7,834)
Balance at September 24, 2022	194,395	$20	$1,400,084	$(212,718)	$(20,566)	$1,166,820

Thirty-nine weeks ended September 25, 2021
Balance at December 26, 2020	90,935	$9	$565,815	$(171,849)	$(29,388)	$364,587
Net income (loss)	—	—	—	(8,970)	—	(8,970)
Stock option activity, stock awards and employee stock purchase plan	268	—	3,384	—	—	3,384
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,473	2,473
Balance at March 27, 2021	91,203	$9	$569,199	$(180,819)	$(26,915)	$361,474
Net income (loss)	—	—	—	(3,385)	—	(3,385)
Stock option activity, stock awards and employee stock purchase plan	18	—	1,914	—	—	1,914
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,842	3,842
Balance at June 26, 2021	91,221	$9	$571,113	$(184,204)	$(23,073)	$363,845
Net income (loss)	—	—	—	(32,524)	—	(32,524)
Stock option activity, stock awards and employee stock purchase plan	—	—	5,280	—	—	5,280
Vesting of restricted shares	88	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—
Recapitalization of Landcadia, net of issuance costs and fair value of assets and liabilities acquired	58,672	6	378,016	—	—	378,022
Shares issued to PIPE, net of issuance costs	37,500	4	363,297	—	—	363,301
Hedging activity	—	—	—	—	246	246
Change in cumulative foreign currency translation adjustment	—	—	—	—	(4,740)	(4,740)
Balance at September 25, 2021	187,481	$19	$1,317,706	$(216,728)	$(27,567)	$1,073,430

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:

The accompanying condensed financial statements include the consolidated accounts of the Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen and thirty-nine weeks ended September 24, 2022. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen and thirty-nine weeks ended September 24, 2022 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 25, 2021 and notes thereto included in the Form 10-K filed on March 16, 2022 with the Securities and Exchange Commission (“SEC”).

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

Warrant Liabilities:

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. The warrants were fully redeemed in the year ended December 25, 2021. See Note 10 - Warrants for additional information.

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

The following table displays our disaggregated revenue by product category:

	Thirteen weeks ended September 24, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$210,853	$—	$39,578	$250,431
Personal Protective	61,000	—	322	61,322
Keys and Key Accessories	—	51,688	1,145	52,833
Engraving and Resharp	—	13,944	8	13,952
Consolidated	$271,853	$65,632	$41,053	$378,538

	Thirteen weeks ended September 25, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$189,935	$—	$34,648	$224,583
Personal Protective	71,521	—	79	71,600
Keys and Key Accessories	—	52,586	778	53,364
Engraving and Resharp	—	14,913	20	14,933
Consolidated	$261,456	$67,499	$35,525	$364,480

	Thirty-nine weeks ended September 24, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$625,537	$—	$121,710	$747,247
Personal Protective	192,573	—	984	193,557
Keys and Key Accessories	—	149,901	2,611	152,512
Engraving and Resharp	—	42,315	34	42,349
Consolidated	$818,110	$192,216	$125,339	$1,135,665

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Thirty-nine weeks ended September 25, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$557,745	$—	$114,565	$672,310
Personal Protective	217,769	—	270	218,039
Keys and Key Accessories	—	144,969	1,345	146,314
Engraving and Resharp	—	44,760	53	44,813
Consolidated	$775,514	$189,729	$116,233	$1,081,476

The following table disaggregates our revenue by geographic location:

	Thirteen weeks ended September 24, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$265,446	$64,372	$—	$329,818
Canada	1,941	1,260	41,053	44,254
Mexico	4,466	—	—	4,466
Consolidated	$271,853	$65,632	$41,053	$378,538

	Thirteen weeks ended September 25, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$256,407	$66,563	$—	$322,970
Canada	1,866	936	35,525	38,327
Mexico	3,183	—	—	3,183
Consolidated	$261,456	$67,499	$35,525	$364,480

	Thirty-nine weeks ended September 24, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$800,925	$189,066	$—	$989,991
Canada	5,794	3,150	125,339	134,283
Mexico	11,391	—	—	11,391
Consolidated	$818,110	$192,216	$125,339	$1,135,665

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

6. Goodwill and Other Intangible Assets:
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions (1)	Dispositions	Other (2)	Goodwill at
	December 25, 2021				September 24, 2022
Hardware and Protective Solutions	$574,698	$(158)	$—	$72	$574,612
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	29,737	—	—	(1,659)	28,078
Total	$825,371	$(158)	$—	$(1,587)	$823,626

(1)The amount relates to the Ozco acquisition, see Note 5 - Acquisitions for additional information.
(2)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Other intangibles, net, as of September 24, 2022 and December 25, 2021 consist of the following:

	Estimated Useful Life (Years)			September 24, 2022	December 25, 2021
Customer relationships	13	-	20	$963,418	$965,054
Trademarks - Indefinite	Indefinite			85,242	85,591
Trademarks - Other	7	-	15	31,387	29,000
Technology and patents	8	-	12	67,717	67,750
Intangible assets, gross				1,147,764	1,147,395
Less: Accumulated amortization				398,638	352,695
Other intangibles, net				$749,126	$794,700
The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen and thirty-nine weeks ended September 24, 2022 was $15,557 and $46,644, respectively. Amortization expense for the thirteen and thirty-nine weeks ended September 25, 2021 was $15,504 and $45,827, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and thirty-nine weeks ended September 24, 2022 and the thirteen and thirty-nine weeks ended September 25, 2021, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.

7. Commitments and Contingencies:

The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to and aggregate limits of $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,497 recorded for such risks is adequate as of September 24, 2022.

As of September 24, 2022, the Company has provided certain vendors and insurers letters of credit aggregating to $32,790 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,650 recorded for such risks is adequate as of September 24, 2022.
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
On June 1, 2021, Hy-Ko Products Company LLC ("Hy-Ko"), a manufacturer of key duplication machines, filed a complaint for patent infringement against Hillman in the United States District Court for the Eastern District of Texas (Marshall Division). The case was assigned Civil Action No. 2:21-cv-0197. Hy-Ko's complaint alleges that Hillman's KeyKrafter and PKOR key

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
duplication machines infringe U.S. Patent Nos. 9,656,332, 9,682,432, 9,687,920, and 10,421,133, which are assigned to Hy-Ko, and seeks damages and injunctive relief against Hillman. Hy-Ko's complaint additionally contains allegations of unfair competition under the Federal Lanham Act and conversion, as well as a cause of action for "replevin" for return of alleged Hy-Ko proprietary information.

On September 19, 2022, Hy-Ko and Hillman filed a joint stipulation dismissing the 9,682,432 patent from the litigation. In addition, at the Court pre-trial conference on September 26, 2022, Hy-Ko advised the Court that it was no longer pursuing its allegations related to the 9,656,332 patent, thus leaving two patents (the 9,687,920 and 10,421,133 patents) for trial.

Also on September 26, 2022, the Court granted Hillman’s motion for summary judgment dismissing Hy-Ko’s Federal Lanham Act claim.

On October 7, 2022, following a jury trial commencing October 3, 2022, the jury rendered a verdict finding that Hillman infringed Hy-Ko U.S. Patent Nos. 9,687,920, and 10,421,133, but also found that there was no willfulness in the infringement. The jury awarded Hy-Ko $16.0 million in damages, representing a one-time lump sum royalty payment, which was recorded in the thirteen weeks ended September 24, 2022.

Additionally, the jury rendered a verdict rejecting Hy-Ko’s conversion claim.

The Company disagrees with the infringement finding and the damages award, but believes this verdict will not have any impact on its ongoing business operations.

8. Related Party Transactions:
The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC and Oak Hill Funds of $56 and $270 for the thirteen and thirty-nine weeks ended September 25, 2021. Since the Business Combination on July 14, 2021, the Company is no longer being charged management fees. See Note 3 - Merger Agreement for additional details on the Business Combination. Two members of our Board of Directors, Rich Zannino and Joe Scharfenberger, are partners at CCMP. Another director, Teresa Gendron, is the CFO of Jefferies.

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

Sales to related parties, which are included in net sales, consist primarily of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $497 in the twenty-six weeks ended June 25, 2022. There were no such sales made in the thirteen weeks ended September 24, 2022 and throughout 2021.

9. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and thirty-nine weeks ended September 24, 2022 and the thirteen and thirty-nine weeks ended September 25, 2021, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax loss to calculate the income tax benefit.

For the thirteen and thirty-nine weeks ended September 24, 2022, the effective income tax rate was 37.5% and 5.5%, respectively. The Company recorded an income tax benefit for the thirteen weeks ended September 24, 2022 of $5,679 and an income tax benefit for the thirty-nine weeks ended September 24, 2022 of $147. The effective tax rate for the thirteen and thirty-nine weeks ended September 24, 2022 was primarily the result of an estimated increase in Global intangible low-taxed income ("GILTI") from the Company's Canadian operations. The effective tax rate also includes the impact from non-deductible stock compensation, state and foreign income taxes, and the discrete income tax benefit for the Pennsylvania income tax rate change resulting in a reduction to the Company's deferred taxes.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
For the thirteen and thirty-nine weeks ended September 25, 2021, the effective income tax rate was 15.1% and 19.7%, respectively. The Company recorded an income tax benefit for the thirteen weeks ended September 25, 2021 of $5,798, and an income tax benefit for the thirty-nine weeks ended September 25, 2021 of $11,023. The effective tax rate for the thirteen and thirty-nine weeks ended September 25, 2021 was the result of an estimated increase in GILTI from the Company's Canadian operations, state and foreign income taxes, non-deductible transaction expenses, and non-deductible stock compensation.

10. Warrants

Each whole warrant entitled the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share and a redemption price of $.10 a share. As of the date of the merger, as discussed in Note 3 - Merger Agreement, there were 24,666,628 warrants outstanding consisting of 16,666,628 public warrants, which were included in the units issued in Landcadia's initial public offering ("Public Warrants"), and 8,000,000 private placement warrants, which were included in the units issued in the concurrent private placement at the time of Landcadia's initial public offering ("Private Placement Warrants" and, collectively with the Public Warrants, the "Warrants"). The Public and Private Placement Warrants were accounted for as liabilities and are presented as warrant liabilities on the Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within loss on change in fair value of warrant liabilities in the Consolidated Statements of Comprehensive Loss. The fair market value of the warranty liabilities were recorded as $77,190 and $81,180 as of the date of the Merger and the third quarter ending September 25,2021, respectively, on the Consolidated Balance Sheets. The change in fair market value of the warranty liability was related to a $3,990 loss in the third quarter of 2021. The Public Warrants were considered part of Level 1 of the fair value hierarchy, as those securities are traded on an active public market. At the Closing Date, the Company valued the Private Warrants using Level 3 of the fair value hierarchy. The Private Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants are the share price of the Company's common stock, the risk free rate, and the expected volatility of the Company’s common stock.

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

As of December 25, 2021, the Company exercised and redeemed all of its warrants generating cash proceeds of $8 and cash paid of $47 and issuing 6,364,978 shares of Common Stock. Public and private warrant exercise activity and underlying Common Stock issued or surrendered for the year ended December 25, 2021 was:

	Public Warrants	Private Warrants	Total
Beginning balance as of July, 14 2021	16,666,628	8,000,000	24,666,628
Shares issued for cash exercises	(666)	—	(666)
Shares issued for cashless exercises	(16,199,169)	(8,000,000)	(24,199,169)
Shares redeemed by the Company	(466,793)	—	(466,793)
Ending balance as of December 25, 2021	—	—	—

11. Long-Term Debt:

The following table summarizes the Company’s debt:

	September 24, 2022	December 25, 2021
Revolving loans	$100,000	$93,000
Senior term loan, due 2028	844,618	851,000
Finance leases	4,826	1,782
Other financing [1]	1,809	—
	951,253	945,782
Unamortized discount on Senior term loan	(5,246)	(5,948)
Current portion of long-term debt and financing lease liabilities	(12,805)	(11,404)
Deferred finance fees	(19,387)	(21,899)
Total long-term debt, net	$913,815	$906,531
(1)The Company entered into an agreement to finance warehouse fixtures and equipment. The agreement has an interest rate of 3.94% and will be repaid through August 31, 2027.

As of September 24, 2022, the ABL Revolver had an outstanding amount of $100,000 and outstanding letters of credit of $32,790. The Company has $195,350 of available borrowings under the revolving credit facility as a source of liquidity as of September 24, 2022 based on the customary asset-backed loan borrowing base and availability provisions.
On July 29, 2022 the Company amended the asset-based revolving credit agreement (the “ABL Revolver") with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto (the “ABL Credit Agreement”), increasing the aggregate commitments thereunder to $375,000 and extended the maturity. Portions of the ABL Agreement are separately available for borrowing by the Company's United States subsidiary and Canadian subsidiary for $325,000 and $50,000, respectively. The interest rate for the ABL Revolver is, at the discretion of the Company, adjusted SOFR (or a Canadian banker’s acceptance rate in the case of Canadian Dollar loans) plus a margin varying from 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian Dollar loans) plus a margin varying from 0.25% to 0.75% per annum based on availability. The stated maturity date of the revolving credit commitments under the ABL Credit Agreement is July 29, 2027. The loans and other amounts outstanding under the ABL Credit Agreement and related documents are guaranteed by The Hillman Companies, Inc., a wholly‑owned subsidiary of the Company, and, subject to certain exceptions, the Borrower’s wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the guarantors’ assets plus, solely in the case of the Canadian Borrower, its and its wholly-owned Canadian subsidiary’s assets, which has guaranteed by the Canadian portion under the ABL Credit Agreement.
2021 Refinancing

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
In connection with the Closing as described in Note 1 - Basis of Presentation, the Company entered into a new credit agreement (the “Term Credit Agreement”), which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). The Company also entered into an amendment to the existing Asset-Based Revolving Credit Agreement (the “ABL Amendment”) extending the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds of the funded term loans under the Term Credit Agreement and revolving credit loans under the ABL Credit Agreement were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018 ("2018 Term Loan" including the OZCO Amendment), (2) refinance outstanding revolving credit loans, and (3) redeem in full the senior notes due July 15, 2022 (the “6.375% Senior Notes”). Additionally, the Company fully redeemed the 11.6% Junior Subordinated Debentures.

In connection with the Term Credit Agreement, the Company recorded $23,432 in deferred financing fees and $6,380 in discount which are recorded as long term debt on the Consolidated Balance Sheet. In connection with the ABL Amendment, the Company recorded $3,035 in deferred financing fees which are recorded as other non-current assets on the Consolidated Balance Sheet.

Additionally, the Company recorded a loss (gain) on extinguishment of debt for each debt instrument included in the refinancing as detailed below. The Company amended its interest rate swaps in connection with the refinancing, see Note 16 - Derivatives and Hedging for additional details.

Loss (gain) on extinguishment of debt
Term Credit Agreement	$20,243
ABL Revolver	288
6.375% Senior Notes, due 2022	1,083
11.6% Junior Subordinated Debentures	(13,603)
Interest rate swaps	59
Total	$8,070

Additional information with respect to the fair value of the Company’s fixed rate Senior Notes and Junior Subordinated Debentures is included in Note 17 - Fair Value Measurements.

12. Leases:

Lessee

The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both 1) the right to obtain substantially all of the economic benefits from the use of the asset and 2) the right to direct the use of the asset. The Company leases certain distribution center locations, vehicles, forklifts, computer equipment, and its corporate headquarters with expiration dates through 2033. Certain lease arrangements include escalating rent payments and options to extend the lease term. Expected lease terms include these options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. The Company's leasing arrangements do not contain material residual value guarantees, nor material restrictive covenants.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The components of operating and finance lease costs for the thirteen and thirty-nine weeks ended September 24, 2022 and thirteen and thirty-nine weeks ended September 25, 2021 were as follows:

	Thirteen Weeks Ended September 24, 2022	Thirteen Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 25, 2021
Operating lease costs	$5,082	$5,482	$15,029	$15,724
Short term lease costs	1,563	834	5,891	2,820
Variable lease costs	529	576	1,066	1,334
Finance lease costs:
Amortization of right of use assets	485	230	1,082	668
Interest on lease liabilities	34	29	87	96

Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $7,174 and $21,986 in the thirteen and thirty-nine weeks ended September 24, 2022, respectively, and $6,892 and $19,878 in the thirteen and thirty-nine weeks ended September 25, 2021, respectively. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.

The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 24, 2022 and December 25, 2021:

	September 24, 2022		December 25, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.30	2.82	6.60	2.60
Weighted average discount rate	7.35%	2.84%	7.88%	5.59%

Supplemental balance sheet information related to the Company's finance leases was as follows as of September 24, 2022 and December 25, 2021:

	September 24, 2022	December 25, 2021
Finance lease assets, net, included in property plant and equipment	$4,757	$1,768

Current portion of long-term debt	1,818	767
Long-term debt, less current portion	3,008	1,015
Total principal payable on finance leases	$4,826	$1,782

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Supplemental cash flow information related to the Company's operating leases was as follows for the thirty-nine weeks ended September 24, 2022 and thirty-nine weeks ended September 25, 2021:

	Thirty-nine Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$14,497	$14,854
Operating cash outflow from finance leases	84	99
Financing cash outflow from finance leases	998	697

As of September 24, 2022, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of September 24, 2022:

	Operating Leases	Finance Leases
Less than one year	$18,489	$1,934
1 to 2 years	17,227	1,683
2 to 3 years	16,638	1,095
3 to 4 years	15,871	266
4 to 5 years	14,287	17
After 5 years	23,361	1
Total future minimum rental commitments	105,873	4,996
Less - amounts representing interest	(20,125)	(170)
Present value of lease liabilities	$85,748	$4,826

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

13. Equity and Accumulated Other Comprehensive Income (Loss):

Common Stock

The Hillman Solutions Corp. has one class of common stock.

Accumulated Other Comprehensive Income (Loss)

The following is detail of the changes in the Company's accumulated other comprehensive loss from December 26, 2020 to September 24, 2022, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Accumulated Other Comprehensive Loss
Balance at December 26, 2020	$(29,388)
Other comprehensive income before reclassifications	1,849
Amounts reclassified from other comprehensive income	385
Net current period other comprehensive income [1]	2,234
Balance at December 25, 2021	(27,154)
Other comprehensive income before reclassifications	7,882
Amounts reclassified from other comprehensive income [2]	(1,294)
Net current period other comprehensive income	6,588
Balance at September 24, 2022	$(20,566)

1.During the year ended December 25, 2021, the Company obtained and amended its interest rate swap agreements to hedge against effective cash flows (i.e. interest payments) on floating-rate debt associated with the Company's new Term Credit Agreement. In accordance with ASC 815, derivatives designated and that qualify as cash flow hedges of interest rate risk record the associated gain or loss within other comprehensive income. For the year ended December 25, 2021, the Company deferred a gain of $2,982, reclassified a loss of $385 and a net of tax of $850 into other comprehensive income due to hedging activities. The amounts reclassified out of other comprehensive income were recorded as interest expense. See Note 16 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the thirty-nine weeks ended September 24, 2022, the Company deferred a gain of $21,792, reclassified a gain of $1,294 net of tax of $5,165 into other comprehensive income due to hedging activities. The amounts reclassified out of other comprehensive income were recorded as interest expense. See Note 16 - Derivatives and Hedging for additional information on the interest rate swaps.

14. Stock Based Compensation:

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

At the Closing, each outstanding option to acquire common stock of Hillman Holdco (a “Hillman Holdco Option”), whether vested or unvested, was assumed by New Hillman and converted into an option to purchase common stock of New Hillman (“New Hillman Option”) with substantially the same terms and conditions (including expiration date and exercise provisions) as applicable to the Hillman Holdco Option immediately prior to the Closing, except both the number of shares and the exercise price were modified using the conversion ratio at Closing. Each New Hillman Option is generally subject to the same vesting conditions as the Hillman Holdco Option from which it was converted, except that the performance-based vesting conditions of any Hillman Holdco Option granted prior to 2021 were adjusted such that the performance-based portion of the associated New Hillman Option will vest upon certain pre-established stock price hurdles. For all time based options and performance options granted during 2021, the change in fair value was immaterial and as such no additional compensation cost was recognized. For the performance options granted prior, the modification of the vesting criteria resulted in $11,482 of additional compensation expense, $8,228 of which was recognized in 2021 and $3,254 of which was recognized in the thirty-nine weeks ended September 24, 2022, respectively.

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

The 2014 Equity Incentive Plan had stock compensation expense of $1,034 and $7,390 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 24, 2022, respectively, and $5,280 and $8,817 in the thirteen and thirty-nine weeks ended September 25, 2021, respectively.

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

The 2021 Equity Incentive Plan had stock compensation expense of $1,358 and $3,143 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 24, 2022, respectively.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2021 Employee Stock Purchase Plan

Our Employee Stock Purchase Plan ("ESPP") became effective on July 14, 2021, in which 1,140,754 shares of common stock were available for issuance under the ESPP. Under the ESPP, eligible employees are granted options to purchase shares of common stock at 85% of the fair market value at the time of exercise. Options to purchase shares are granted four times a year on the first payroll date in January, April, July, and October of each year and ending approximately three months later on the last business day in March, June, September or December. No employee may be granted an option under the Plan if, immediately after the option is granted, the employee would own stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company. The first option period began on January 1, 2022 and the first purchase was made in April of 2022.

Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen and thirty-nine weeks ended September 24, 2022, there was approximately $93 and $256, respectively, of compensation expense related to the ESPP.

15. Earnings Per Share:

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

	Thirteen weeks ended September 24, 2022			Thirty-nine weeks ended September 24, 2022
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(9,466)	194,370	$(0.05)	$(2,537)	194,171	$(0.01)
Dilutive effect of stock options and awards	—	—	—	—	—	—
Net income per diluted common share	$(9,466)	194,370	$(0.05)	$(2,537)	194,171	$(0.01)

	Thirteen weeks ended September 25, 2021			Thirty-nine weeks ended September 25, 2021
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(32,524)	168,440	$(0.19)	$(44,879)	116,945	$(0.38)
Dilutive effect of stock options and awards	—	—	—	—	—	—
Dilutive effect of warrants	—	—	—	—	—	—
Net loss per diluted common share	$(32,524)	168,440	$(0.19)	$(44,879)	116,945	$(0.38)

Stock options and awards outstanding totaling 9,586 and 4,635 were excluded from the computation for the thirteen and thirty-nine weeks ended September 24, 2022 and 1,492 and 2,018 for the thirteen and thirty-nine weeks ended September 25, 2021, respectively, as they would have had an antidilutive effect under the treasury stock method. Warrants of 19,788 and 6,596 were excluded from the computation for the thirteen and thirty-nine weeks ended September 25, 2021, respectively, as they would have had an antidilutive effect under the treasury stock method.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

16. Derivatives and Hedging:
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
On November 8, 2018, the Company entered into another forward Interest Rate Swap Agreement ("2018 Swap 2") for $60,000 notional amount. The forward start date of the 2018 Swap 2 was November 30, 2018 and the termination date is November 30, 2022. The 2018 Swap 2 has a pay fixed interest rate of 3.1%. The 2018 Swap 2 was effectively terminated on July 16, 2021 in connection with the Merger as described in Note 3 - Merger Agreement. In accordance with ASC 815, the 2018 Swap 2 was not designated as a cash flow hedge and therefore changes in fair value were recorded in (Gain) loss on mark-to-market adjustments on the Company's Statement of Comprehensive Income (Loss).
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

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following table summarizes the Company's derivatives financial instruments:

	Asset Derivatives			Liability Derivatives
	As of September 24, 2022		As of December 25, 2021	As of September 24, 2022		As of December 25, 2021
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other current assets/other assets	$9,426	$1,513	Other accrued expenses	$—	$(170)
2021 Swap 2	Other current assets/other assets	14,135	2,250	Other accrued liabilities	—	(270)
2021 Swap 3	Other current/other non-current assets	310	59	Other accrued liabilities/other non-current liabilities	(471)	(1,880)
Total hedging instruments		$23,871	$3,822		$(471)	$(2,320)
Additional information with respect to the fair value of derivative instruments is included in Note 17 - Fair Value Measurements.

17. Fair Value Measurements:

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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by Level, within the fair value hierarchy:

	As of September 24, 2022
	Level 1	Level 2	Level 3	Total
Trading securities	$1,167	$—	$—	$1,167
Interest rate swaps	—	23,400	—	23,400
Contingent consideration payable	—	—	(9,305)	(9,305)

	As of December 25, 2021
	Level 1	Level 2	Level 3	Total
Trading securities	$1,686	$—	$—	$1,686
Interest rate swaps	—	1,502	—	1,502
Contingent consideration payable	—	—	(12,347)	(12,347)

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of September 24, 2022 and December 25, 2021, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.

The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. As of September 24, 2022, the total contingent consideration was recorded as $678 in other accrued expenses and $8,627 in other non-current liabilities on the Condensed Consolidated Balance Sheets, in addition to $116 in payments made during the year. As of December 25, 2021, the total contingent consideration was recorded as $476 in other accrued expenses and $11,871 in other non-current liabilities on the Condensed Consolidated Balance Sheets in addition to $36 of payments made during the year. As of September 24, 2022, compared to December 25, 2021, the Company recorded a $2,718 and $208 decrease in the Resharp and Instafob contingent consideration liability, respectively. The total $2,926 gain on the revaluation was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability as of September 24, 2022 compared to the prior valuation period and was recorded within other income in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at September 24, 2022 and December 25, 2021 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at September 24, 2022 and December 25, 2021 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

Additional information with respect to the derivative instruments is included in Note 16 - Derivatives and Hedging.

18. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of September 24, 2022: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen and thirty-nine weeks ended September 24, 2022 and thirteen and thirty-nine weeks ended September 25, 2021.

	Thirteen Weeks Ended September 24, 2022	Thirteen Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 25, 2021
Revenues
Hardware and Protective Solutions	$271,853	$261,456	$818,110	$775,514
Robotics and Digital Solutions	65,632	67,499	192,216	189,729
Canada	41,053	35,525	125,339	116,233
Total revenues	$378,538	$364,480	$1,135,665	$1,081,476
Segment income (loss) from operations
Hardware and Protective Solutions	$7,113	$(24,901)	$15,255	$(8,856)
Robotics and Digital Solutions	(14,094)	11,158	4,198	17,858
Canada	6,532	448	16,720	2,992
Total income (loss) from operations	$(449)	$(13,295)	$36,173	$11,994

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
On July 29, 2022 the Company amended the asset-based revolving credit agreement (the “ABL Revolver") with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto (the “ABL Credit Agreement”), increasing the aggregate commitments thereunder to $375,000 and extended the maturity. Portions of the ABL Agreement are separately available for borrowing by the Company's United States subsidiary and Canadian subsidiary for $325,000 and $50,000, respectively. The interest rate for the ABL Revolver is, at the discretion of the Company, adjusted SOFR (or a Canadian banker’s acceptance rate in the case of Canadian Dollar loans) plus a margin varying from 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian Dollar loans) plus a margin varying from 0.25% to 0.75% per annum based on availability. The stated maturity date of the revolving credit commitments under the ABL Credit Agreement is July 29, 2027. The loans and other amounts outstanding under the ABL Credit Agreement and related documents are guaranteed by The Hillman Companies, Inc., a wholly‑owned subsidiary of the Company, and, subject to certain exceptions, the Borrower’s wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the guarantors’ assets plus, solely in the case of the Canadian Borrower, its and its wholly-owned Canadian subsidiary’s assets, which has guaranteed by the Canadian portion under the ABL Credit Agreement.
On October 7, 2022, following a jury trial commencing October 3, 2022, the jury rendered a verdict finding that Hillman infringed Hy-Ko U.S. Patent Nos. 9,687,920, and 10,421,133, but also found that there was no willfulness in the infringement.
The jury awarded Hy-Ko $16.0 million in damages, representing a one-time lump sum royalty payment. The Company disagrees with the infringement finding and the damages award, but believes this verdict will not have any impact on its ongoing business operations (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

Current Economic Conditions

Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the CNY by approximately 6.5% in 2020, declined by 2.6% in 2021, and increased by 11.9% during the thirty-nine weeks ended September 24, 2022. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 7.9% in 2020, declined by 1.4% in 2021, and increased by 14.7% during the thirty-nine weeks ended September 24, 2022.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 1.9% in 2020, declined by 0.2% in 2021, and increased by 5.9% during the thirty-nine weeks ended September 24, 2022. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended September 24, 2022 and the thirteen weeks ended September 25, 2021.

Thirteen weeks ended September 24, 2022 vs the Thirteen weeks ended September 25, 2021

	Thirteen Weeks Ended September 24, 2022		Thirteen Weeks Ended September 25, 2021
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$378,538	100.0%	$364,480	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	214,802	56.7%	236,999	65.0%
Selling, general and administrative expenses	133,246	35.2%	110,447	30.3%
Depreciation	14,312	3.8%	14,454	4.0%
Amortization	15,557	4.1%	15,504	4.3%
Other (income) expense	1,070	0.3%	371	0.1%
Income from operations	(449)	(0.1)%	(13,295)	(3.6)%
Loss on change in fair value of warrant liability	—	—%	3,990	1.1%
Interest expense, net of investment income	14,696	3.9%	13,228	3.6%
Mark-to-market adjustment of interest rate swap	—	—%	(261)	(0.1)%
Refinancing charges	—	—%	8,070	2.2%
Income (loss) before income taxes	(15,145)	(4.0)%	(38,322)	(10.5)%
Income tax expense (benefit)	(5,679)	(1.5)%	(5,798)	(1.6)%
Net income (loss)	$(9,466)	(2.5)%	$(32,524)	(8.9)%

Adjusted EBITDA(1)	$58,973	15.6%	$56,528	15.5%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales
Net sales for the thirteen weeks ended September 24, 2022 were $378.5 million, an increase of approximately $14.1 million compared to net sales of $364.5 million for the thirteen weeks ended September 25, 2021. Fastening and hardware sales increased $20.9 million driven by $24.2 million in price increases in response to inflationary pressures, partially offset by decreased volume driven by lower demand. Sales in Canada increased $5.5 million primarily driven by approximately $7.5 million in price increases partially offset by decreased volume driven by lower demand. Partially offsetting these increases, sales of protective products decreased by $10.5 million due to lower promotional sales and retail softness.
Cost of Sales
Our cost of sales ("COS") was $214.8 million, or 56.7% of net sales, in the thirteen weeks ended September 24, 2022, a decrease of approximately $22.2 million compared to $237.0 million, or 65.0% of net sales, in the thirteen weeks ended September 25, 2021. Cost of sales as a percentage of net sales in the thirteen weeks ended September 24, 2022 decreased (8.3)% compared to the thirteen weeks ended September 25, 2021. In the third quarter of 2021, we evaluated our customers' needs and the market conditions and ultimately decided to exit certain protective product categories related to COVID-19, including cleaning wipes, disinfecting sprays, face masks, and certain disposable gloves which caused an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million.

Expenses
Selling, general, and administrative ("SG&A") expenses were $133.2 million in the thirteen weeks ended September 24, 2022, an increase of $22.8 million, compared to $110.4 million in the thirteen weeks ended September 25, 2021. The following changes impacted the change in operating expenses:

•Selling expense was $44.0 million in the thirteen weeks ended September 24, 2022, an increase of $2.0 million compared to $42.0 million in the third quarter of 2021. The increase in selling expense was primarily due to increased variable selling and compensation costs in the thirteen weeks ended September 24, 2022.

•Warehouse and delivery expenses were $42.6 million in the thirteen weeks ended September 24, 2022, a decrease of $2.3 million compared to $44.9 million in the thirteen weeks ended September 25, 2021. The reduced expense was primarily driven by lower transportation costs.

•General and administrative (“G&A”) expenses were $46.7 million in the thirteen weeks ended September 24, 2022, an increase of $23.2 million compared to $23.5 million in the thirteen weeks ended September 25, 2021. The $23.2 million increase was primarily due to higher charges related to the litigation with Hy-Ko in the current year partially offset by KeyMe in prior year (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

Depreciation expense was $14.3 million in the thirteen weeks ended September 24, 2022 which was comparable to depreciation expense of $14.5 million in the thirteen weeks ended September 25, 2021. Amortization expense was $15.6 million in the thirteen weeks ended September 24, 2022 which was comparable to $15.5 million in the thirteen weeks ended September 25, 2021.

Other (income) expense was $1.1 million in the thirteen weeks ended September 24, 2022 compared to other (income) expense of $0.4 million in the thirteen weeks ended September 25, 2021. Other expense in the thirteen weeks ended September 24, 2022 was primarily comprised of a $0.7 million loss on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob (see Note 17 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) along with exchange rate losses of $0.6 million. In the thirteen weeks ended September 25, 2021 other income consisted primarily of an exchange rate loss of $0.3 million along with a $0.1 million loss on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob.

Thirty-nine weeks ended September 24, 2022 vs the Thirty-nine weeks ended September 25, 2021

	Thirty-nine Weeks Ended September 24, 2022		Thirty-nine Weeks Ended September 25, 2021
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,135,665	100.0%	$1,081,476	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	648,221	57.1%	654,264	60.5%
Selling, general and administrative expenses	366,013	32.2%	325,288	30.1%
Depreciation	41,738	3.7%	46,065	4.3%
Amortization	46,644	4.1%	45,827	4.2%
Other (income) expense	(3,124)	(0.3)%	(1,962)	(0.2)%
(Loss) income from operations	36,173	3.2%	11,994	1.1%
Loss on change in fair value of warrant liability	—	—%	3,990	0.4%
Interest expense, net of investment income	38,857	3.4%	57,521	5.3%
Mark-to-market adjustment of interest rate swap	—	—%	(1,685)	(0.2)%
Refinancing charges	—	—%	8,070	0.7%
Income (loss) before income taxes	(2,684)	(0.2)%	(55,902)	(5.2)%
Income tax expense (benefit)	(147)	—%	(11,023)	(1.0)%
Net income (loss)	$(2,537)	(0.2)%	$(44,879)	(4.1)%

Adjusted EBITDA(1)	$165,260	14.6%	$168,806	15.6%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Net Sales
Net sales for the thirty-nine weeks ended September 24, 2022 were $1,135.7 million, an increase of approximately $54.2 million compared to net sales of $1,081.5 million for the thirty-nine weeks ended September 25, 2021. Sales of hardware products increased by $67.8 million driven by $80.2 million in price increases in response to inflationary pressures in the market, partially offset by decreased volume driven by lower demand. Net sales in our Canada operating segment increased by $9.1 million primarily driven $22.2 million in price increases partially offset by decreased volume driven by lower demand. Sales of personal protective equipment decreased by $25.2 million due to lower demand for COVID-19 protective and cleaning products in the third quarter of 2022, partially offset by price increases of $7.1 million.
Cost of Sales
Our cost of sales was $648.2 million, or 57.1% of net sales, in the thirty-nine weeks ended September 24, 2022, a decrease of approximately $6.0 million compared to $654.3 million, or 60.5% of net sales, in the thirty-nine weeks ended September 25, 2021. The decrease of 3.4% in cost of sales, expressed as a percent of net sales, in 2022 compared to the thirty-nine weeks ended September 25, 2021 was primarily due to an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million in 2021 caused by the strategic review of our COVID-19 related product offerings.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $366.0 million in the thirty-nine weeks ended September 24, 2022, an increase of approximately $40.7 million, compared to $325.3 million in the thirty-nine weeks ended September 25, 2021. The following changes impacted the change in operating expenses:

•Selling expense was $131.5 million in the thirty-nine weeks ended September 24, 2022, an increase of $12.0 million compared to $119.5 million in the thirty-nine weeks ended September 25, 2021. The increase in selling expense was primarily due to increased variable selling and compensation costs in the thirty-nine weeks ended September 24, 2022.

•Warehouse and delivery expenses were $136.3 million in the thirty-nine weeks ended September 24, 2022, an increase of $6.9 million compared to $129.4 million in the thirty-nine weeks ended September 25, 2021. The additional expense was primarily driven by inflation in warehouse, wages and transportation costs.

•General and administrative (“G&A”) expenses were $98.3 million in the thirty-nine weeks ended September 24, 2022, an increase of $21.8 million compared to $76.5 million in the thirty-nine weeks ended September 25, 2021. The increase was primarily driven by higher legal and consulting expenses associated with our litigation with HyKo (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information). Additionally, we incurred increased variable compensation in the thirty-nine weeks ended September 24, 2022.

Depreciation expense was $41.7 million in the thirty-nine weeks ended September 24, 2022 compared to depreciation expense of $46.1 million in the thirty-nine weeks ended September 25, 2021. The decrease was due to certain assets becoming fully depreciated. Amortization expense was $46.6 million in the thirty-nine weeks ended September 24, 2022 compared to amortization expense of $45.8 million in the thirty-nine weeks ended September 25, 2021. The increase was primarily driven by the acquisitions of Ozco and Monkey Hook (see Note 5 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information).

Other (income) expense was $(3.1) million in the thirty-nine weeks ended September 24, 2022 compared to $(2.0) million in the thirty-nine weeks ended September 25, 2021. Other (income) expense in the thirty-nine weeks ended September 24, 2022 was comprised primarily of a $2.9 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob, (see Note 17 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In the thirty-nine weeks ended September 25, 2021 other income was primarily comprised of exchange rate gains of $1.1 million along with a $1.1 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp, (see Note 17 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information).

Results of Operations – Operating Segments

The following tables provides supplemental information regarding our net sales and profitability by operating segment for the thirteen and thirty-nine weeks ended September 24, 2022 and the thirteen and thirty-nine weeks ended September 25, 2021 (dollars in thousands):

Hardware and Protective Solutions

	Thirteen Weeks Ended September 24, 2022	Thirteen Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 25, 2021
Hardware and Protective Solutions
Segment Revenues	$271,853	$261,456	$818,110	$775,514
Segment Income from operations	7,113	(24,901)	15,255	(8,856)
Adjusted EBITDA(1)	28,693	30,634	80,569	95,780
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Thirteen weeks ended September 24, 2022 vs the Thirteen weeks ended September 25, 2021
Net Sales

Net sales for our Hardware and Protective Solutions operating segment increased by $10.4 million in thirteen weeks ended September 24, 2022 to $271.9 million as compared to $261.5 million in the thirteen weeks ended September 25, 2021. Fastening and hardware sales increased by $20.9 million driven by $24.2 million in price increases in response to inflationary pressures in the market, partially offset by decreased volume driven by lower demand. Protective products sales decreased by $10.5 million due to higher COVID related sales of personal protective equipment in 2021.

Income from Operations

Income from operations of our Hardware and Protective Solutions operating segment increased by approximately $32.0 million in the thirteen weeks ended September 24, 2022 to $7.1 million from a loss of $24.9 million in the thirteen weeks ended September 25, 2021. The increase in sales was partially offset by increased expenses:

•Cost of sales decreased by approximately $21.6 million in the thirteen weeks ended September 24, 2022 to $172.8 million as compared to $194.4 million in the thirteen weeks ended September 25, 2021. Cost of sales as a percentage of net sales was 63.6% in the thirteen weeks ended September 24, 2022, a decrease of 10.8% from 74.3% in the thirteen weeks ended September 25, 2021. The decrease in cost of sales as a percentage of net sales was primarily due to an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million primarily related to strategic review of our COVID-19 related product offerings in the thirteen weeks ended September 25, 2021.
•Selling expense increased $1.7 million in the thirteen weeks ended September 24, 2022 compared to the thirteen weeks ended September 25, 2021 primarily due to increased variable selling and compensation costs.
•Warehouse expense decreased $0.8 million in the thirteen weeks ended September 24, 2022 compared to the thirteen weeks ended September 25, 2021. The reduced expense was primarily driven by lower transportation costs.
•General and administrative (“G&A”) decreased by $1.6 million in the thirteen weeks ended September 24, 2022, compared to the thirty-nine weeks ended September 25, 2021. The decrease was primarily driven by reduced stock compensation expense.
Thirty-nine weeks ended September 24, 2022 vs the Thirty-nine weeks ended September 25, 2021

Net Sales

Net sales for our Hardware and Protective Solutions operating segment increased by $42.6 million in the thirty-nine weeks ended September 24, 2022 to $818.1 million as compared to $775.5 million in the thirty-nine weeks ended September 25, 2021. Sales of hardware products increased by $67.8 million driven by $80.2 million in price increases in response to inflationary pressures in the market related to the cost of products, inbound and outbound transportation costs, and personnel costs, partially offset by decreased volume driven by lower demand. Sales of personal protective equipment decreased by $25.2 million due to lower demand for COVID-19 protective and cleaning products in the 2022, partially offset by price increases of $7.1 million.

Income from Operations

Income from operations of our Hardware and Protective Solutions operating segment increased by approximately $24.1 million in the thirty-nine weeks ended September 24, 2022 to $15.3 million as compared to a loss of $8.9 million in the thirty-nine weeks ended September 25, 2021. The increase was driven by increased sales partially offset by increased operating expenses:

•Cost of sales decreased by approximately $1.5 million in the thirty-nine weeks ended September 24, 2022 to $518.0 million as compared to $519.5 million in the thirty-nine weeks ended September 25, 2021. Cost of sales as a percentage of net sales was 63.3% in the thirty-nine weeks ended September 24, 2022, a decrease of 3.7% from 67.0% in the thirty-nine weeks ended September 25, 2021 The decrease is primarily due to an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million primarily related to the strategic review of our COVID-19 related product offerings in the third quarter of 2021.
•Selling expense increased $9.2 million in the thirty-nine weeks ended September 24, 2022 compared to the thirty-nine weeks ended September 25, 2021 primarily due to increased marketing, variable compensation, and travel and entertainment expense.

•Warehouse expense increased $8.4 million in the thirty-nine weeks ended September 24, 2022 compared to the thirty-nine weeks ended September 25, 2021. The additional expense was primarily driven by inflation in warehouse wages and transportation costs.
•G&A expense increased $1.6 million in the thirty-nine weeks ended September 24, 2022 compared to the thirty-nine weeks ended September 25, 2021. The additional expense was primarily due to increased stock compensation expense in connection with modification of awards associated with the Merger.

Robotics and Digital Solutions

	Thirteen Weeks Ended September 24, 2022	Thirteen Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 25, 2021
Robotics and Digital Solutions
Revenues	$65,632	$67,499	$192,216	$189,729
Segment income from operations	(14,094)	11,158	4,198	17,858
Adjusted EBITDA(1)	22,446	23,483	63,654	64,596
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Thirteen weeks ended September 24, 2022 vs the Thirteen weeks ended September 25, 2021
Net Sales

Net sales in our Robotics and Digital Solutions operating segment decreased by $1.9 million in the thirteen weeks ended September 24, 2022 to $65.6 million as compared to $67.5 million in the thirteen weeks ended September 25, 2021. The decreased sales were primarily due to a decrease of $0.9 million in keys sales along with a decrease of $1.0 million in engraving. Key and engraving sales in the third quarter of 2022 were negatively impacted by lower retail foot traffic.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment decreased by approximately $25.3 million in the thirteen weeks ended September 24, 2022 to a loss of $14.1 million as compared to income of $11.2 million in the thirteen weeks ended September 25, 2021. The decrease was primarily due to increased G&A expense of $24.4 million driven by higher legal expenses associated with our litigation with Hy-Ko in the current year (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information). We also recorded a $0.7 million loss on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob in the thirteen weeks ended September 24, 2022, (see Note 17 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) as compared to a $0.1 million loss in the thirteen weeks ended September 25, 2021.

Thirty-nine weeks ended September 24, 2022 vs the Thirty-nine weeks ended September 25, 2021
Net Sales

Net sales in our Robotics and Digital Solutions operating segment increased by $2.5 million in the thirty-nine weeks ended September 24, 2022 to $192.2 million as compared to $189.7 million in the thirty-nine weeks ended September 25, 2021. The increased sales were primarily due to an increase of $4.9 million in key sales due to new machine installations and price increases that were partially offset by a decrease of $2.4 million in engraving sales due to a reduction in discretionary consumer spending and fewer pet adoptions.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment decreased by approximately $13.7 million in the thirty-nine weeks ended September 24, 2022 to $4.2 million as compared to $17.9 million in the thirty-nine weeks ended September 25, 2021. The decrease was primarily due to increased G&A expense of 19.2 million driven by increased legal expense associated with our litigation with HyKo and KeyMe (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information). In addition, selling expense increased by $3.2 million primarily due to increased variable selling costs driven by higher sales. We also recorded a $2.9 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob in the thirty-nine weeks ended September 24, 2022 (see Note 17 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) as compared to a $1.1 million gain in 2021.

Canada

	Thirteen Weeks Ended September 24, 2022	Thirteen Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 25, 2021
Canada
Revenues	$41,053	$35,525	$125,339	$116,233
Segment income (loss) from operations	6,532	448	16,720	2,992
Adjusted EBITDA(1)	7,834	2,411	21,037	8,430
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Thirteen weeks ended September 24, 2022 vs the Thirteen weeks ended September 25, 2021
Net Sales

Net sales in our Canada operating segment increased by $5.5 million in the thirteen weeks ended September 24, 2022 to $41.1 million as compared to $35.5 million in the thirteen weeks ended September 25, 2021 driven by $7.5 million in price increases in response to inflationary pressures partially offset by decreased volume driven by lower demand.

Income from Operations

Income from operations of our Canada operating segment increased by approximately $6.1 million in the thirteen weeks ended September 24, 2022 to $6.5 million as compared to $0.4 million in the thirteen weeks ended September 25, 2021. The improved operating margins resulted from restructuring and facility consolidation and from recent pricing actions.
Thirty-nine weeks ended September 24, 2022 vs the Thirty-nine weeks ended September 25, 2021
Net Sales

Net sales in our Canada operating segment increased by $9.1 million in the thirty-nine weeks ended September 24, 2022 to $125.3 million as compared to $116.2 million in the thirty-nine weeks ended September 25, 2021. The increase was primarily driven by $22.2 million in price increases partially offset by decreased volume driven by lower demand.

Income from Operations

Income from operations of our Canada operating segment increased by approximately $13.7 million in the thirty-nine weeks ended September 24, 2022 to $16.7 million as compared to $3.0 million in the thirty-nine weeks ended September 25, 2021. Increased sales, improved product margins, and a reduction in warehouse expenses primarily driven by lower transportation costs led to the increase in operating income.

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
The following table presents a reconciliation of Net (loss) income, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended September 24, 2022	Thirteen Weeks Ended September 25, 2021	Thirty-nine Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 25, 2021
Net (loss) income	$(9,466)	$(32,524)	$(2,537)	$(44,879)
Income tax provision (benefit)	(5,679)	(5,798)	(147)	(11,023)
Interest expense, net	14,696	11,801	38,857	49,979
Interest expense on junior subordinated debentures	—	1,471	—	7,775
Investment income on trust common securities	—	(44)	—	(233)
Depreciation	14,312	14,454	41,738	46,065
Amortization	15,557	15,504	46,644	45,827
Mark-to-market adjustment of interest rate swap	—	(261)	—	(1,685)
EBITDA	$29,420	$4,603	$124,555	$91,826

Stock compensation expense	2,485	5,280	10,789	8,817
Management fees	—	56	—	270
Restructuring (1)	916	462	1,481	571
Litigation expense (2)	25,255	487	28,968	10,769
Acquisition and integration expense (3)	178	802	2,393	8,941
Buy-back expense (4)	—	650	—	2,000
Anti-dumping duties (5)	—	—	—	2,636
Loss on change in fair value of warrant liability	—	3,990	—	3,990
Refinancing charges(6)	—	8,070	—	8,070
Inventory valuation related charges(7)	—	32,026	—	32,026
Change in fair value of contingent consideration	719	102	(2,926)	(1,110)
Adjusted EBITDA	$58,973	$56,528	$165,260	$168,806

(1)Restructuring includes severance, consulting, and other costs associated with streamlining our operations.
(2)Litigation expense includes legal fees and damages associated with our litigation with KeyMe, Inc. and Hy-Ko Products Company LLC. (see Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).
(3)Acquisition and integration expense includes professional fees, non-recurring bonuses, and other costs related to the merger with Landcadia III (see Note 3 - Merger Agreement of the Notes to Condensed Consolidated Financial Statements for additional information) and the secondary offering of shares in 2022.
(4)Infrequent buy backs associated with new business wins.
(5)Anti-dumping duties assessed related to the nail business for prior year purchases.
(6)In connection with the merger, we refinanced our Term Credit Agreement and ABL Revolver. Proceeds from the refinancing were used to redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”) and the 11.6% Junior Subordinated Debentures (see Note 11 - Long-Term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
(7)In the third quarter of 2021, we recorded an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million primarily related to strategic review of our COVID-19 related product offerings. We evaluated our customers' needs and the market conditions and ultimately decided to exit the following protective product categories related to COVID-19; cleaning wipes, disinfecting sprays, face masks, and certain disposable gloves (see the Current Economic Conditions section of Management's discussion and analysis for additional information).

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in thousands).

Thirteen weeks ended September 24, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$7,113	$(14,094)	$6,532	$(449)
Depreciation and amortization	18,440	10,284	1,145	29,869

Stock compensation expense	2,131	197	157	2,485
Restructuring	831	85	—	916
Litigation expense	—	25,255	—	25,255
Acquisition and integration expense	178	—	—	178
Change in fair value of contingent consideration	—	719	—	719
Adjusted EBITDA	$28,693	$22,446	$7,834	$58,973

Thirteen weeks ended September 25, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$(24,901)	$11,158	$448	$(13,295)
Depreciation and amortization	17,615	10,842	1,501	29,958

Stock compensation expense	4,535	745	—	5,280
Management fees	47	9		56
Restructuring	—	—	462	462
Inventory valuation	32,026	—	—	32,026
Litigation expense	—	487	—	487
Acquisition and integration expense	662	140	—	802
Change in fair value of contingent consideration	—	102	—	102
Buy-back expense	650	—	—	650
Adjusted EBITDA	30,634	23,483	2,411	56,528

Thirty-nine weeks ended September 24, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$15,255	$4,198	$16,720	$36,173
Depreciation and amortization	53,159	31,754	3,469	88,382

Stock compensation expense	8,693	1,248	848	10,789
Restructuring	1,357	124	—	1,481
Litigation expense	—	28,968	—	28,968
Acquisition and integration expense	2,105	288	—	2,393
Change in fair value of contingent consideration	—	(2,926)	—	(2,926)
Adjusted EBITDA	$80,569	$63,654	$21,037	$165,260

Thirty-nine weeks ended September 25, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$(8,856)	$17,858	$2,992	$11,994
Depreciation and amortization	52,135	34,816	4,941	91,892

Stock compensation expense	7,591	1,226	—	8,817
Management fees	232	38	—	270
Restructuring	64	10	497	571
Inventory valuation	32,026	—	—	32,026
Litigation expense	—	10,769	—	10,769
Acquisition and integration expense	7,952	989	—	8,941
Change in fair value of contingent consideration	—	(1,110)	—	(1,110)
Buy-back expense	2,000	—	—	2,000
Anti-dumping duties	2,636	—	—	2,636
Adjusted EBITDA	$95,780	$64,596	$8,430	$168,806

Income Taxes

For the thirteen weeks ended September 24, 2022, the Company recorded an income tax benefit of $5.7 million based on a pre-tax loss of $15.1 million. The Company recorded an income tax benefit for the thirty-nine weeks ended September 24, 2022 of $0.1 million. The effective income tax rate was 37.5% and 5.5% for the thirteen and thirty-nine weeks ended September 24, 2022, respectively.

The effective rate differed from the federal statutory rate due to an estimated increase in GILTI from the Company's Canadian operations, non-deductible stock compensation, state and foreign income taxes, and includes the discrete income tax benefit for the Pennsylvania income tax rate change resulting in a reduction to the Company's deferred taxes.

For the thirteen weeks ended September 25, 2021, the Company recorded an income tax benefit of $5.8 million based on a pre-tax loss of $38.3 million. The Company recorded an income tax benefit for the thirty-nine weeks ended September 25, 2021 of $5.2 million based on a pre-tax loss of $17.6 million. The effective income tax rate was 15.1% and 19.7% for the thirteen and thirty-nine weeks ended September 25, 2021, respectively.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 25, 2021 primarily due to certain non-deductible expenses, an estimated increase in GILTI from the Company's Canadian operations, and state and foreign income taxes.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the thirty-nine weeks ended September 24, 2022 and the thirty-nine weeks ended September 25, 2021 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash provided by operating activities for the thirty-nine weeks ended September 24, 2022 was $63.1 million as compared to $105.3 million of cash used by operating activities in the comparable prior year period. Operating cash flows for the thirty-nine weeks ended September 24, 2022 were unfavorably impacted by (1) reduced accounts payable resulting from lower purchases and (2) increased accounts receivable and inventory resulting from price increases and inflation. Operating cash flows for the thirty-nine weeks ended September 25, 2021 were unfavorably impacted by increased inventory in response to extended lead times and supply chain disruptions.

Net cash used for investing activities was $48.9 million and $76.1 million for the thirty-nine weeks ended September 24, 2022 and the thirty-nine weeks ended September 25, 2021, respectively. During the thirty-nine weeks ended September 24, 2022, we acquired Monkey Hook for approximately $2.5 million during the thirty-nine weeks ended September 25, 2021, we acquired Oz Post International, LLC ("OZCO") for approximately $39.8 million (see Note 5 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information). Excluding acquisitions, the primary use of cash in both periods was our investment in new key duplicating kiosks and machines.

Net cash provided by financing activities was $1.9 million for the thirty-nine weeks ended September 24, 2022. Our revolver draws, net of repayments, provided cash of $7.0 million in the thirty-nine weeks ended September 24, 2022. We used cash to pay $6.4 million in principal payments on the senior term loan under the Senior Facilities. Additionally, the Company entered into an agreement to finance racking and warehouse equipment, net of repayments, in 2022 for $1.8 million.

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

We believe that projected cash flows from operations and ABL Revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. As of September 24, 2022, the ABL Revolver had an outstanding amount of $100.0 million and outstanding letters of credit of $32.8 million leaving $195.4 million of available borrowings as a source of liquidity based on the customary asset-backed loan borrowing base and availability provisions. Our material cash requirements for known contractual obligations include debt, lease obligations, and capital expenditures each of which are discussed in more detail earlier in this section and in the Notes to the Condensed Consolidated Financial Statements. We believe projected cash flows from operations and ABL Revolver availability will be sufficient to meet our liquidity and capital needs for these items in the short-term and also in the long-term beyond the next 12 months. We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current distribution needs and are fulfilled by our suppliers within the short term.

Our working capital (current assets minus current liabilities) position of $447.4 million as of September 24, 2022 represents an increase of $56.4 million from the December 25, 2021 level of $391.0 million. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of September 24, 2022, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at September 24, 2022, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $5.2 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $171.6 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of September 24, 2022. The foreign subsidiaries' net tangible assets were $113.5 million and the net intangible assets were $58.1 million as of September 24, 2022.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 16 - Derivatives and Hedging of the Condensed Notes to the accompanying Condensed Consolidated Financial Statements.

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
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 24, 2022, in ensuring that material information required to be disclosed in reports that we file or submit under the

Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirty-nine weeks ended September 24, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.
Item 3. – Defaults Upon Senior Securities.
Not Applicable.
Item 4. – Mine Safety Disclosures.
Not Applicable.
Item 5. – Other Information.
Not Applicable.

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2022 filed with the Securities and Exchange Commission on November 3, 2022, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 24, 2022 and December 25, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 24, 2022 and the thirteen and thirty-nine weeks ended September 25, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 24, 2022 and the thirty-nine weeks ended September 25, 2021, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and thirty-nine weeks ended September 24, 2022 and the thirteen and thirty-nine weeks ended September 25, 2021, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: November 3, 2022