Form 10-K
period 2022-12-31
Hillman Solutions Corp.
filed 2023-02-27
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____
Commission file number 001-39609
Hillman Solutions Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-2096734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1280 Kemper Meadow Drive			45240
Forest Park	,	Ohio
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (513) 851-4900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	HLMN	The Nasdaq Stock Market LLC
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

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 25, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $1,261 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
On February 22, 2023, 194,548,411 shares of common stock, par value $0.0001 per share, were issued and outstanding.
Documents Incorporated by Reference: Part III of this 10-K incorporates by reference certain information from the registrants definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements, including, but not limited to, certain disclosures related to acquisitions, refinancing, capital expenditures, resolution of pending litigation, and realization of deferred tax assets, which are not historical facts and are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements.
All forward-looking statements are made in good faith by the Company and are intended to qualify for the safe harbor from liability established by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You should not rely on these forward-looking statements as predictions of future events. Words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," “target”, “goal”, "may," "will," "could," "should," "believes," "predicts," "potential," "continue," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, the Company’s expectations with respect to future performance. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside the Company's control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) unfavorable economic conditions that may affect operations, financial condition and cash flows including spending on home renovation or construction projects, inflation, recessions, instability in the financial markets or credit markets; (2) increased supply chain costs, including raw materials, sourcing, transportation and energy; (3) the highly competitive nature of the markets that we serve; (4) the ability to continue to innovate with new products and services; (5) seasonality; (6) large customer concentration; (7) the ability to recruit and retain qualified employees; (8) the outcome of any legal proceedings that may be instituted against the Company; (9) adverse changes in currency exchange rates; (10) the impact of COVID-19 on the Company’s business; or (11) regulatory changes and potential legislation that could adversely impact financial results. The foregoing list of factors is not exclusive, and readers should also refer to those risks that are included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements.
Except as required by applicable law, the Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements in this communication to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1 - BUSINESS.
General
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $1,486.3 million in 2022. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.

2| December 31, 2022 Form 10-K

In November 2022, Hillman's corporate headquarters moved from 10590 Hamilton Avenue, Cincinnati, Ohio to 1280 Kemper Meadow Drive, Forest Park, Ohio. We maintain a website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.
History
In 1964, Max Hillman established Hillman Bolt & Screw Corporation in Cincinnati, Ohio when he purchased a franchise operation from Sharon Bolt & Screw, a hardware fastener company. Max began distributing fasteners to independent hardware stores in southern Ohio and northern Kentucky, with a relentless commitment to service.
Max’s two sons, Mick Hillman and Rick Hillman, joined their father’s company in 1969, as Hillman’s customer base and distribution network continued to grow. In 1982, Hillman Bolt & Screw was purchased by Sun Distributors followed by Max’s retirement shortly thereafter. Mick and Rick took over the day-to-day operations of the business in 1984.
During the early 1990s, the Company developed its National Field Service Group, which today includes 1,100 field service and sales representatives, to manage the complex assortment of Hillman products on its customers’ shelves. Over the next three decades Hillman continued to win new business, expanding from traditional hardware stores to big box and home improvement retailers, and into adjacent product categories through multiple strategic acquisitions.
During the 2000s, Hillman was purchased three separate times by private equity firms (2001, 2004 and 2010). During 2012 and 2013, Rick and Mick Hillman retired, respectively, after more than 40 years of actively managing the Company. Thereafter in 2014, CCMP Capital Advisors acquired the majority interest in Hillman. In 2021, Hillman became a publicly traded company, listing its shares on the Nasdaq stock exchange under the ticker symbol “HLMN” by virtue of a merger with a Special Purpose Acquisition Company ("SPAC"). See Note 3 - Merger Agreement of the Notes to Consolidated Financial Statements for additional information.
Hillman’s legacy of service has remained unchanged throughout its history, and it continues to take care of its customers first.
Nasdaq listing - 2021
During 2021, the Company began exploring ways to further expand is access to the capital markets by becoming a publicly-traded entity. On July 14, 2021, privately held HMAN Group Holdings Inc. ("Old Hillman"), and Landcadia Holdings III, Inc. (“Landcadia” and after the Business Combination described herein, “New Hillman”), a SPAC consummated the previously announced business combination (the “Closing”) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, the "Merger Agreement”). Unless the context indicates otherwise, the discussion of the Company and its financial condition and results of operations is with respect to New Hillman following the closing date and Old Hillman prior to the closing date. See Note 3 - Merger Agreement of the Notes to Consolidated Financial Statements for additional information.
In connection with the Closing, the Company entered into a new credit agreement (the “Term Credit Agreement”), which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). The Company also entered into an amendment to their existing asset-based revolving credit agreement, extending the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds of the funded term loans under the Term Credit Agreement and revolving credit loans under the ABL Credit Agreement were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018, (2) refinance outstanding revolving credit loans, and (3) redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”). Additionally, we fully redeemed the 11.6% Junior Subordinated Debentures. In connection with the refinancing, we incurred a loss of $8.1 million and paid $38.7 million in financing fees, of which $21.0 million were recorded as a financing activity. See Note 9 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
Hillman Group
We are comprised of three separate operating business segments: (1) Hardware and Protective Solutions, (2) Robotics and Digital Solutions, and (3) Canada.
We provide products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; and identification items, such as tags and letters, numbers, and signs to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. We complement our extensive product selection with regular retailer visits by our field sales and service organization.

3| December 31, 2022 Form 10-K

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
We operate from 22 strategically located distribution centers in North America and supplement our operations with third-party logistics providers to warehouse and ship customer orders in the certain areas.
Products and Suppliers
Our product strategy concentrates on providing total project solutions using the latest technology for common and unique home improvement projects. Our portfolio provides retailers the assurance that their shoppers can find the right product at the right price within an 'easy to shop' environment.
We currently manage a worldwide supply chain comprised of a large number of vendors, the largest of which accounted for approximately 4.9% of the Company's annual purchases and the top five of which accounted for approximately 15.5% of our annual purchases. Our vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.
Hardware and Protective Solutions
Our Hardware and Protective Solutions segment includes a variety of product categories including: Fasteners; Builders Hardware; Wall Hanging, Threaded Rod and Metal Shapes; Letters, Numbers, and Signs ("LNS"); and Personal Protection Equipment.
Our Fastener business consists of three categories: core fasteners, construction fasteners, and anchors sold under a variety of brands including Hillman, Fas-n-Tite, Deck-Plus, and Power-Pro. Core fasteners include nuts, bolts, screws, washers, and specialty items. Construction fasteners include deck, drywall, metal screws, and both hand driven and collated nails. Anchors include hollow wall and solid wall items such as plastic anchors, toggle bolts, concrete screws, and wedge anchors.
Builders Hardware includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, and decorative hardware. We market the builder's hardware products under the Hardware Essentials® brand and provide the retailer with innovation in both product and merchandising solutions. The Hardware Essentials® program utilizes modular packaging, color coding, and integrated merchandising to simplify the shopping experience for consumers. Colorful signs, packaging, and installation instructions guide the consumer quickly and easily to the correct product location in store, while digital content including pictures and videos assist the online journey. Hardware Essentials® provides retailers and consumers decorative upgrade opportunities through contemporary finishes and designs.
The Wall Hanging category includes traditional picture hanging hardware, primarily marketed under the OOK® and Hillman brands, and the High & Mighty® series of tool-free wall hangers, decorative hooks and floating shelves that was launched in 2017.
We are the leading supplier of Threaded Rod and Metal Shapes in the retail market. The SteelWorks® threaded rod product includes hot and cold rolled rod, both weldable and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass. The SteelWorks® program is carried by many top retailers, including Lowe's and Menard's, and through cooperatives such as Ace Hardware. In addition, we are the primary supplier of Metal Shapes to many wholesalers throughout the country.
LNS includes product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g. 911 signs), driveway markers, and a variety of sign accessories, such as sign frames.
Our expansive Personal Protective Equipment category covers many uses for DIYer ("Do It Yourself") around the house and for the professional at the job site. Our products can be found at leading retailers across North America.
We distribute a full assortment of work gloves under the Firm Grip®, True Grip®, and Gorilla Grip brands; automotive gloves including Grease Monkey®; Digz® gardening gloves and more; as well as cleaning and all-

4| December 31, 2022 Form 10-K

purpose gloves. As a category leader in work gloves, our portfolio is founded on design and consumer driven innovation.
Our work-gear products consist of tool storage, knee pads, clothing, and other accessories sold under variety of brands including AWP®, McGuire Nicholas®, and Firm Grip®. The portfolio offers a “one stop shop” for leading retailers with an expansive assortment to meet the needs of both the pro and DIYer.
Our safety products include face masks, safety vests, and sanitizing wipes and sprays sold under a variety of brands including Firm Grip®, AWP®, and Premium Defense®. Focusing on innovative materials, intuitive design, and industry trends, we expect growth in the Hardware and Protective Solutions segment.
Hardware and Protective Solutions generated approximately $1,076.8 million, $1,025.0 million and $1,024.4 million of revenues in the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.
Robotics and Digital Solutions
Our Robotics and Digital Solutions segment consists primarily of software-enabled robotic key duplication and engraving solutions that are tailored to the unique needs of the consumer. Robotics and Digital Solutions products are located in high-traffic environments where retailers can provide consumers with on-the-spot, customized licensed and unlicensed key and engraving options. Our offerings include store associated assisted and self-service robotic engraving and key duplication kiosks; together with related software, systems, keys, and key accessories sold in proximity to the kiosks. Our services include product and category management, merchandising services, and access to our proprietary robotic key duplicating and engraving software platforms and equipment.
We design and manufacture proprietary software and equipment in our Boulder, Colorado and Tempe, Arizona facilities; housing the cornerstone for our key duplication business. Our key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent hardware stores, and grocery/drug chains. We believe we provide the most diverse key duplication systems in the industry, through our unique combination of self-service kiosk technology and store associate assisted duplication systems. Equipment diversity allows us to meet the individual needs of retailers. Our self-service solutions are driven by our MinuteKey technology, while store associate assisted duplication currently uses the state-of-the-art KeyKrafter® equipment and other legacy duplication machines.
In 2018, we completed the acquisition of MinuteKey, the world’s first self-service robotic key duplication machine. The accuracy of robotics technology put to work in an innovative way makes MinuteKey machines easy to use, convenient, fast and highly reliable. We utilize a proprietary network integration software within our MinuteKey kiosks to maintain high levels of machine up-time and ensure machines have the optimal mix of key types available for duplication. The kiosk is completely self-service and has a 100% customer satisfaction guarantee. We manufacture and support the MinuteKey kiosk out of our Boulder, Colorado and Tempe, Arizona facilities.
Hillman KeyKrafter® is our most popular, innovative, and effective store associate assisted key duplication kiosk. It provides significant reduction in duplication time while increasing accuracy and ease of use for unskilled store associates. Additionally, with the KeyKrafter® solution, the capability exists for consumers to securely store and retrieve digital back-ups of their key without the original through the revolutionary Hillman KeyHero® Technology. Our Precision Laser Key System™ uses a digital optical camera, lasers, and proprietary software to scan a customer’s key. The system identifies the key and retrieves the key’s specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology automates nearly every aspect of key duplication and provides the ability for every store associate to cut a key accurately. In the automotive key space, we offer the SmartBox Automotive Key Programmer which is a tool to quickly and easily pair transponder keys, remotes, and smart keys.
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
In our engraving business, we supply a variety of innovative options of consumer-operated robotic kiosks such as Quick-Tag®, TagWorks®, and FIDO® for engraving specialty items such as pet identification tags, luggage tags, and other engraved identification tags. We have developed unique engraving systems leveraging state-of-the-art technologies to provide a customized solution for mass merchant, pet supply retailers, and other high traffic areas such as theme parks, all supported by our in store kiosk field service technicians. We design, engineer, manufacture, and assemble the engraving kiosks in our Boulder, Colorado and Tempe, Arizona facilities.
Our engraving business focuses on the growing consumer spending trends surrounding personalized and pet identification. Innovation has played a major role in the development of our engraving business unit. From the

5| December 31, 2022 Form 10-K

original Quick-Tag® consumer-operated kiosk system to the proprietary laser system of TagWorks®, we continue to lead the industry with consumer-friendly engraving solutions. As in our key business, we retain ownership of the key engraving equipment and market and sell blank tags.
Robotics and Digital Solutions generated approximately $249.9 million, $249.5 million, and $209.3 million of revenues in the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.
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
Our Canada segment generated approximately $159.6 million, $151.5 million and $134.6 million of revenues in the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.
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
A typical hardware store maintains thousands of different items in inventory, many of which generate small dollar sales but large profits. It is difficult for a retailer to economically monitor all stock levels and to reorder the products from multiple vendors. This problem is compounded by the necessity of receiving small shipments of inventory at different times and stocking the goods. The failure to have these small items available will have an adverse effect on store traffic, thereby possibly denying the retailer the opportunity to sell items that generate higher dollar profits.
We sell our products to a large volume of customers, the top two of which accounted for approximately $678.7 million, or approximately 46% of our total revenues in 2022. For the year ended December 31, 2022, Home Depot was the single largest customer, representing approximately $356.8 million or 24.0% of our total revenues. Lowe's was the second largest at approximately $321.9 million or 21.7%. No other customer accounted for more than 10% of total revenue in 2022. In each of the years ended December 31, 2022, December 25, 2021, and December 26, 2020, we derived over 10% of our total revenues from Lowe's and Home Depot which operated in each of our operating segments. See Note 20 - Concentration of Credit Risks of the Notes to Consolidated Financial Statements for additional information.
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
Sales and Marketing
We believe that our primary competitive advantage is rooted in our ability to provide a greater level of customer service than our competitors. We partner with our customers to understand the unmet needs of consumers, design creative solutions, and commercialize those solutions, bringing them to life in both physical and digital channels through a tight alignment between the product management, marketing communications, and channel marketing functions. We provide best in class support and customer service at every touch point for our retail partners. Service is the hallmark of Hillman company-wide, employing 1,101 full-time and 122 part-time people on our sales and service team. The national accounts field service organization consists of approximately 745 employees and 72 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of our largest customers use Electronic Data Interchange (“EDI”) for processing of orders and invoices.

6| December 31, 2022 Form 10-K

We employ what we believe to be the largest direct sales force in the industry. The sales force, which consists of approximately 255 employees and is managed by 29 field managers, focuses on the franchise and independent customers. The depth of the sales and service team enables us to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers' requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from our inside sales and customer service teams. On average, each sales representative is responsible for approximately 60 full service accounts that the sales representative calls on approximately every two weeks. These efforts allow the sales force to sell and support our product lines.

Competition
Our primary competitors in the national accounts marketplace for fasteners are Primesource Building Products, Inc., Midwest Fastener Corporation, Illinois Tool Works Inc., Spectrum Brands, and competition from direct import by our customers. Our national competitors for gloves and personal protective equipment include Techtronic Industries, West Chester Protective Gear, PIP, Iron Clad, and MidWest Quality Gloves, Inc. Competition is primarily based on sourcing and price. We believe our product innovation and in store merchandising service create a more compelling and unique experience for both the consumer and our customers. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order, and retailers with in-store mail order capability. The Quick-Tag®, FIDO®, and TagWorks® systems have patent protected technology that is a major barrier to entry and helps to preserve this market segment.
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
Human Capital Resources
Employees
As of December 31, 2022, we had 3,773 full time and part time employees, none of which were covered by a collective bargaining agreement. In our opinion, employee relations are good.
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
Attraction, Development, and Retention
The success of our efforts to grow our business depends on the contributions and abilities of key executives, our sales force, and other personnel. Our Human Resources department leads the search to reach a diverse talent pool. We have a standard framework for posting jobs, interviewing for open positions, and onboarding new employees. We offer employees resources to continuously improve their skills and performance with the goal of further cultivating the diverse talent on our team. We seek people who are demonstrate our core values, absolute integrity, accountability to our team and customers, the ability to build on difference, trust and respect.

Diversity and Inclusion

7| December 31, 2022 Form 10-K

We are committed to actions that build an inclusive and equitable workplace where diversity is valued and leveraged. We ask our employees to bring their authentic selves to work every day and this shows in both our products and our services. We are committed to creating equal opportunities for employment, and creating inclusive and diverse workplaces that allow our team to perform to their fullest potential.
Backlog
We do not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of our business. Our sales backlog from ongoing operations was approximately $24.6 million as of December 31, 2022 and approximately $34.0 million as of December 25, 2021. We expect to realize the entire December 31, 2022 backlog during fiscal 2023.
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
Risks Relating to Our Products and Demand for our Products:
Our sales are dependent upon the health and stability of the general economy. Adverse changes in economic factors specific to the home improvement industry may adversely affect our sales and financial performance.
Many North American and global economic factors may adversely affect our financial performance. These include, but are not limited to, periods of slow economic growth or recession, home price appreciation or decreasing housing turnover, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Hillman, its customers, and consumers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, consumer debt levels, changes in tax rates and policy, outbreak of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, armed conflicts, and acts of both domestic and international terrorism.
Sales of many of our products are driven by the activity level of home repair and remodel projects. Our customers, suppliers, and other parties with whom we do business are also impacted by the foregoing conditions and adverse changes may result in financial difficulties leading to restructurings, bankruptcies, liquidations, and other unfavorable events for our customers, consumers, suppliers, and other service providers. Adverse trends in any of the foregoing factors could reduce our sales, adversely impact the mix of our sales, or increase our costs which could have a material adverse effect on our business, financial condition and results of operations.

8| December 31, 2022 Form 10-K

Large customer concentration and the inability to penetrate new channels of distribution could adversely affect our business.
Our two largest customers constituted approximately $678.7 million of net sales and $35.0 million of the year-end accounts receivable balance for 2022. Both of these customers are big box chain stores. Our results of operations depend greatly on our ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the changing retail landscape, this could have a negative effect on our results of operations. These two customers have been key components of our growth and failure to maintain fulfillment and service levels or relationships with these customers could result in a material loss of business. Our inability to penetrate new channels of distribution, including ecommerce, may also have a negative impact on our future sales and business. (See Note 20 - Concentration of Credit Risks of the Notes to Consolidated Financial Statements for additional information).
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
Historically, our growth strategy has relied in part on acquisitions that either expand or complement our businesses and/or product offerings in new or existing markets. However, there can be no assurance that we will be able to identify or acquire acceptable acquisition candidates on terms favorable to us and in a timely manner.
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
Risks Related to our Operations:
Our results of operations could be negatively impacted by inflation or deflation in supply chain costs, including raw materials, sourcing, transportation and energy.
Many of our products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, we use other commodity-based materials in the manufacture of letters, numbers, and signs (“LNS”) that are resin-based and subject to fluctuations in the price of oil. We source the majority of our products from third parties and are subject to changes in their underlying manufacturing costs. We also use third parties for transportation and are exposed to fluctuations in freight costs to transport goods from our suppliers to our distribution facilities and to our customers, as well as the price of diesel fuel in the form of freight surcharges on customer shipments and the cost of gasoline used by the field sales and service force. Inflation in these costs could result in significant cost increases. If we are unable to mitigate any cost increases from the foregoing factors through various customer pricing actions and cost reduction initiatives, our financial condition may be adversely affected. Conversely, in the event that there is deflation, we may experience pressure from our customers to reduce prices. There can be no assurance that we would be able to reduce our cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact our results of operations and cash flows.

9| December 31, 2022 Form 10-K

Our business is subject to risks associated with sourcing product from overseas.
We import a majority of our products and rely on foreign sources, primarily China and Taiwan, to meet our supply demands at prices that support our current operating margins. Substantially all of our import operations are subject to customs requirements, tariffs, and quotas set by governments through mutual agreements or unilateral actions. The U.S. tariffs on steel, aluminum, and other imported goods have materially increased the costs of many of our foreign sourced products, and any escalation in the tariffs will increase the impact. In order to sustain current operating margins while the tariffs are in effect, we must be able to increase prices with our customers and find alternative, similarly priced sources that are not subject to the tariffs. If we are unable to effectively implement these countermeasures, our operating margins will be impacted.
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
If any of our existing vendors fail to meet our needs, we believe that sufficient capacity exists in the open market to supply any shortfall that may result. However, it is not always possible to replace a vendor on short notice without disruption in our operations, which may require more costly expedited transportation expense and replacement of a major vendor is often at higher prices.
Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, high demand for ocean freight, labor disputes, severe weather, or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products, increase our transit costs, or require us to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.
Further, COVID-19 outbreaks could cause temporary closures or labor shortages at our facilities, the facilities of our suppliers, or other disruptions throughout our supply chain. This may adversely affect our results of operations, financial position, and cash flows.
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
In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. By contrast, if we underestimate demand and purchase insufficient quantities of a product, and/or do not maintain enough inventory of a product, we may not be able to fulfill customer orders on a timely basis which could result in fines, the loss of sales and ultimately loss of customers for those products as they turn to our competitors. Our business, financial condition and results of operations could suffer a material adverse effect if either or both of these situations occur frequently or in large volumes.
Because our business is working capital intensive, we rely on our ability to manage our product purchasing and customer credit policies.
Our operations are working capital intensive, and our inventories, accounts receivable, and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. In recent years, our lead times extended due to disruptions in the global supply chain. We saw particularly high increased lead times for ocean freight from Asia, and we had to increase our inventory levels to maintain our high fill rates with our customers, which has increased our inventory costs and reduced our profitability. There are no assurances that lead times will continue to improve in the near term or at all, and our working capital and financial condition may be adversely affected. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.
We are subject to the risks of doing business internationally.

10| December 31, 2022 Form 10-K

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
Risks Related to our Workforce:
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
A significant increase in the salaries and wages paid by competing employers could result in a reduction of our labor force, increases in the salaries and wages that we must pay, or both. If we are unable to hire warehouse, distribution, sales and other personnel, our ability to execute our business plan and our results of operations would suffer.
Risks Related to our Technology and Cybersecurity:
Our success is highly dependent on information and our technology systems, as well as those of our third party vendors and business partners.
We depend on our information systems, and those of our third party vendors and business partners, to process orders, to manage inventory and accounts receivable collections, to purchase, sell, and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to provide superior service to our customers. If these systems are damaged, intruded upon, shutdown, or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber-security incidents, or otherwise), we may suffer disruption in our ability to manage and operate our business.
While we have taken measures designed to protect the security of our information and technology systems, and any information handled by these systems, including personal, sensitive, confidential, and proprietary information, there can be no assurance that the measures which we have adopted to protect against certain events that could

11| December 31, 2022 Form 10-K

disrupt the operations of our information systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on our business and results of operations.
In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support our business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. Any such reduction in efficiency or disruption could have a material adverse effect on our business and results of operations.
Unauthorized disclosure of personal, sensitive or confidential customer, employee, supplier, or Company information, whether through a breach of our computer systems, or those of our third party vendors and business partners, including cyber-attacks or otherwise, could severely harm our business.
As part of our business, we collect, process, and retain personal, sensitive and confidential personal information about our customers, employees, and suppliers. Despite the security measures we have in place, our facilities and systems, and those of the retailers and other third party distributors with which we do business, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. In addition, employees may intentionally or inadvertently cause the unauthorized access to or release of personal, sensitive, or confidential customer, employee, supplier or Company information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively anticipate or address all possible techniques or implement adequate preventive measures for all situations.
Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential customer, employee, supplier, or Company information, whether by us or by the retailers and other third party distributors and business partners with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations, and have a material adverse effect on our business, results of operations, and financial condition.
We anticipate that these threats will continue to grow in scope and complexity over time. Cybercrime and attacking techniques are constantly evolving, and we or our third party vendors and business partners may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts.
The regulatory environment related to information security, data collection, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. As a result, our practices may not have complied in the past or may not comply now or in the future with all such laws, regulations, requirements and obligations. Our failure to take any steps perceived by the a regulatory body as appropriate to protect certain information may result in claims under various data privacy and security laws, which could severely impact our business.
Risks Related to Intellectual Property:
Failure to adequately protect intellectual property could adversely affect our business.
Intellectual property rights are an important and integral component of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements.
In the event that our trademarks or patents are successfully challenged and we lose the rights to use those trademarks or patents, or if we fail to prevent others from using them, we could experience reduced sales or be forced to redesign or rebrand our products, requiring us to devote resources to product development, advertising, and marketing new products and brands. In addition, we cannot be sure that any pending trademark or patent applications will be granted or will not be challenged or opposed by third parties or that we will be able to enforce our trademark rights against counterfeiters.
Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations, and financial condition.
Our success depends in part on our ability to operate without infringing on or misappropriating the proprietary rights of others, and if we are unable to do so we may be liable for damages.

12| December 31, 2022 Form 10-K

We cannot be certain that United States or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our products. Third parties may sue us, and in fact have sued us (see Item 3 - Legal Proceedings of this Annual Report and Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information), for infringing or misappropriating their patent or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in litigation, in addition to any damages we might have to pay, we could be required to cease the infringing activity, obtain a license requiring us to make royalty payments, and/or enter into other settlement arrangements that temporarily preclude us from liability. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of the affected products, which would reduce our revenue.
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
Risks Relating to Our Indebtedness:
We have significant indebtedness that could affect operations and financial condition and prevent us from successfully executing our strategy.
We have a significant amount of indebtedness. On December 31, 2022, our total indebtedness was $918.8 million, $840.4 million of such indebtedness is indebtedness issued under the term loan facility, $72.0 million of such indebtedness is indebtedness issued under the our asset-based revolving credit facility, and $6.4 million is indebtedness under finance lease and other obligations. In the third quarter of 2022, the Company amended its asset-based revolving credit agreement with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto, increasing the aggregate commitments thereunder to $375.0 million and extended the maturity.
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
In addition, the agreement governing our senior secured credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding indebtedness.
Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

13| December 31, 2022 Form 10-K

We may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facilities do not fully prohibit us from doing so. The senior secured credit facilities permit additional borrowing of $197.6 million on the revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.
We rely on available borrowings under the Asset-Based Revolving credit facility (“ABL Revolver”) for cash to operate our business, and the availability of credit under the ABL Revolver may be subject to significant fluctuation.
In addition to cash we generate from our business, our principal existing source of cash is borrowings available under the ABL Revolver. Aggregate availability will be limited to the lesser of a borrowing base and $375.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the ABL Revolver is potentially subject to significant fluctuation, depending on the value of the borrowing base-eligible assets as of any measurement date. The inability to borrow under the ABL Revolver may adversely affect our liquidity, financial position and results of operations. As of December 31, 2022, the ABL Revolver had an outstanding amount of $72.0 million and outstanding letters of credit of $35.9 million, leaving $197.6 million of available borrowings as a source of liquidity based on the customary asset-backed loan borrowing base and availability provisions.

The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position, and cash flows.
Certain aspects of our credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, or undertake certain other business activities. In particular, our minimum allowed fixed charge coverage ratio requirement is 1.0x as of December 31, 2022. A breach of the covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
We are subject to fluctuations in interest rates.
All of our indebtedness incurred under our senior secured credit facilities have variable interest rates. Increases in borrowing rates will increase our cost of borrowing, which may adversely affect our results of operations and financial condition. Furthermore, regulatory changes, such as the United Kingdom’s Financial Conduct Authority's phase out of the London Interbank Offered Rate (“LIBOR”), may adversely affect our floating rate debt and interest rate derivatives on our term loan. We may, and have in the past, enter into interest rate derivatives that hedge risks related to floating for fixed rate interest payments in order to reduce interest rate volatility, however there are no assurances that we will do so, or that we will be able to do so on terms favorable to us. Further, we may choose not to maintain interest rate swaps with any of our variable rate indebtedness, or may only choose to maintain interest rate swaps with some, but not all, of our variable rate indebtedness.
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

14| December 31, 2022 Form 10-K

adversely affect our lenders, insurers, customers, and other counterparties. Any of these results could cause a material adverse effect to our business, financial condition, and results of operations.
Legal, Regulatory, and Other External Risks:
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
We source many products from China and other Asian countries for resale in other regions. To the extent that the U.S. dollar declines relative to the CNY or other currencies, we may experience cost increases on such purchases. The U.S. dollar increased in value relative to the CNY by 8.3% in 2022, decreased by 2.6% in 2021 and decreased by 6.5% in 2020. Significant appreciation of the CNY or other currencies in countries where we source our products could adversely impact our profitability. In addition, our foreign subsidiaries in Canada and Mexico may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. We may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases which may adversely impact our results of operations.
If we were required to write down all or part of our goodwill or indefinite-lived trade names, our financial condition and results of operations could be materially adversely affected.
We have $823.8 million of goodwill and $85.3 million of indefinite-lived trademarks and trade names recorded on our accompanying Consolidated Balance Sheets at December 31, 2022. We are required to periodically determine if our goodwill or indefinite-lived trade names have become impaired, in which case we would write down the impaired portion.
While our fourth quarter 2022 impairment test determined the fair value of the Hardware Solutions and Protective Solutions reporting units exceeded their respective carrying by 4% and 6%, respectively, certain changes in the assumptions used for discount rate, projected revenue growth, and projected earnings growth could result in the fair value of either of these reporting units being less than its carrying value, in which case we would be required to write down goodwill to its fair value (see Management's Discussion & Analysis - Critical Accounting Policies and Estimates - Goodwill for additional information). Additionally, a continued decline in our stock price may trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets.
If we were required to write down all or part of our goodwill or indefinite-lived trade names, our financial condition and net income could be materially adversely affected.
The COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.
Given the ongoing and dynamic nature of the COVID-19 virus and the worldwide response related thereto, it is difficult to predict the full impact of the ongoing COVID-19 pandemic on our business. Though the COVID-19 pandemic appears to be receding, we could experience future reductions in demand for our products depending on the future course of the pandemic and related actions taken to curb its spread.
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
We are subject to legal proceedings and legal compliance risks.

15| December 31, 2022 Form 10-K

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
We are subject to income taxation in many jurisdictions in the U.S., as well as foreign jurisdictions. Judgment is required in determining our worldwide income tax provision and, accordingly, there are many transactions and computations for which our final income tax determination is uncertain. We are occasionally audited by income tax authorities in various tax jurisdictions. Although we believe our recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from the amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement.
Additionally, it is possible that future income tax legislation and regulations or interpretations thereof in any jurisdiction to which we are subject to taxation may be enacted and such changes could have a material impact on our worldwide income tax provision beginning with the period during which such changes become effective. In addition, our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
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

ITEM 1B - UNRESOLVED STAFF COMMENTS.
None.

16| December 31, 2022 Form 10-K

ITEM 2 – PROPERTIES.
As of December 31, 2022, our principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
Hardware and Protective Solutions & Robotics and Digital Solutions
Cincinnati, Ohio	270,000	Office, Distribution
Dallas, Texas	166,000	Distribution
Forest Park, Ohio (1)	428,000	Office, Distribution
Jacksonville, Florida	193,000	Distribution
Rialto, California(2)	402,000	Distribution
Shafter, California	168,000	Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution

Hardware and Protective Solutions
Atlanta, Georgia	14,000	Office
Guadalajara, Mexico	12,000	Office, Distribution
Guleph, Ontario	25,000	Distribution
Jonestown, PA	187,000	Distribution
Pompano Beach, Florida	39,000	Office, Distribution
Monterrey, Mexico	13,000	Distribution
Shannon, Georgia (3)	300,000	Distribution
Hamilton, Ohio	58,000	Mfg., Distribution
Salem, Oregon	31,000	Distribution
Tyler, Texas (4)	202,000	Office, Mfg., Distribution

Robotics and Digital Solutions
Boulder, Colorado	20,000	Office

Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	100,000	Distribution
Laval, Quebec	34,000	Distribution
Milton, Ontario	27,000	Manufacturing
Scarborough, Ontario	23,000	Mfg., Distribution
Toronto, Ontario	456,000	Office, Distribution
Winnipeg, Manitoba	42,000	Distribution
(1)The Company leases two facilities in Forest Park, Ohio. This first is the Company's 43,000 square foot new corporate office headquarters located at 1280 Kemper Meadow Road. The second is a 385,000 square foot distribution center located at 1700 Carillon Boulevard.
(2)The Company is relocating this distribution center to a new facility in Belton, Missouri that is 305,000 square feet and plans to exit the existing facility in the second quarter of 2023.
(3)The Company is relocating this distribution center to a new facility in Shannon, Georgia that is 421,000 square feet and plans to exit the existing facility in the first quarter of 2023.
(4)The Company leases two facilities in Tyler, Texas. The first is a 139,000 square foot facility located at 2329 E. Commerce Street used for manufacturing and distribution. The second is a 63,000 square foot facility located at 6357 Reynolds Road used for offices, manufacturing, and distribution.
All of the Company's facilities are leased. In the opinion of the Company's management, the Company's existing facilities are in good condition.

17| December 31, 2022 Form 10-K

ITEM 3 - LEGAL PROCEEDINGS.
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Hy-Ko Litigation Settlement
On June 1, 2021, Hy-Ko Products Company LLC ("Hy-Ko"), a manufacturer of key duplication machines, filed a complaint for patent infringement against Hillman Group in the United States District Court for the Eastern District of Texas (Marshall Division). The case was assigned Civil Action No. 2:21-cv-0197. Hy-Ko's complaint alleged that Hillman's KeyKrafter and PKOR key duplication machines infringed certain patents, which are assigned to Hy-Ko, and seeks damages and injunctive relief against Hillman Group. Hy-Ko's complaint additionally contained allegations of unfair competition under the Federal Lanham Act and conversion/receipt of stolen property, as well as a cause of action for "replevin" for return of stolen property.
On October 7, 2022, following a jury trial commencing October 3, 2022, the jury rendered a verdict finding that Hillman infringed two Hy-Ko patents, but also found that there was no willfulness in the infringement. The jury awarded Hy-Ko a one-time lump sum royalty payment of $16.0 million.
Following the verdict, Hillman and Hy-Ko negotiated and entered into a settlement agreement that provided for an $18.5 million payment from Hillman to Hy-Ko. The $18.5 million payment is in lieu of, and not in addition to, the $16.0 million verdict, and also includes each of Hillman and Hy-Ko agreeing to a 10 year covenant promising not to sue the other party over infringement of any key duplication or key identification patents.
As a result of the covenant not to sue, the Company believes it no longer faces any threat of patent infringement liability from Hy-Ko in relation to key duplication or key identification technology through the expiration of the 10-year covenant not to sue on December 28, 2032.

ITEM 4 – MINE SAFETY DISCLOSURES.
Not Applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock Data
The Company's common stock is traded on The Nasdaq Stock Market under the symbol 'HLMN'. There were approximately 29 holders of record of common stock as of February 22, 2023. In addition to holders of record of our Class A common stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.
Dividends

18| December 31, 2022 Form 10-K

The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 13 - Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information.
Stock Price Performance

Comparison of Cumulative Total Return
150
100
50
11/27/20
12/26/20
12/25/21
12/31/22
Hillman Solutions Corp.
Russell 2000 Index
S&P 500 Index
Dow Jones US Industrial Suppliers Index

	November 27, 2020	December 26, 2020	December 25, 2021	December 31, 2022
Hillman Solutions Corp.	100.0	103.2	105.8	72.6
Russell 2000 Index	100.0	108.0	120.8	94.9
S&P 500 Index	100.0	101.8	129.9	105.5
Dow Jones US Industrial Suppliers Index	100.0	102.9	130.1	114.2
The graph above compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Russell 2000 Index and the Dow Jones US Industrial Suppliers Index. The graph assumes an initial investment of $100 in our common stock at the market close on November 27, 2020 which was our initial trading day. Data for the Russell 2000 Index and the Dow Jones US Industrial Suppliers Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.
For the fiscal year ended December 31, 2022, we changed the broad equity market index that we use for comparison purposes in the Stock Price Performance Chart. We changed from the S&P 500 to the Russell 2000 Index because we believe the market capitalization of companies in the Russell 2000 Index more closely align with Hillman than those companies in the S&P 500. The graph and table shows performance of both the newly selected Russell 2000 Index, and the previously used S&P 500.
Unregistered Sales of Equity Securities
We did not issue or sell any unregistered equity securities during the year ended December 31, 2022.
Issuer Purchases of Equity Securities
We made no purchases of our equity securities during the year ended December 31, 2022.

19| December 31, 2022 Form 10-K

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
Executive Overview and Trends in our Business
For 2022, we saw our net sales increase by over 4% and our business gain momentum when compared to 2021. We attribute our success for the year to our ability to quickly adapt and execute in any environment. Our philosophy of taking care of our customers by delivering best-in-class customer service continues to drive strong results and growth.
From a macroeconomic perspective, we believe discretionary consumer spending has been under pressure as gas and groceries have become a larger percentage of the average American paycheck due to inflation. Interest rates have increased resulting in a decrease in existing home sales and the postponement of large remodeling projects. These challenges and economic concerns about a potential recession resulted in unit sales volumes to decline slightly across our core business segments.
From a microeconomic perspective, shipping costs, commodities, and labor have become more expensive since the beginning of 2021. Lead times from Asia (the time it takes to order a product and arrive at one of our distribution centers in the North America) doubled in early 2022 from what lead times were in a normal environment, and have only recently come down from those highs. In light of these dynamics, we have implemented prices increases covering our costs and we have invested into our inventory to ensure fill rates with our customers remain high.
As we look forward, we expect to see the investments we have made into our customer relationships pay off with new business wins. Further, we believe we will benefit when lower costs flow through our income statement during the second half of the year, as some shipping costs and commodity prices have decreased from 2022 highs. We also expect to see our inventory continue to come down, which would result in an improvement in working capital and cash flows during 2023.

Impact of Global Economic Conditions on our Results of Operation
Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers. Changes in current economic conditions, including inflationary pressures in the cost of inventory, transportation, and employee compensation, foreign currency volatility, and the growing concerns of a potential recession, have impacted consumer discretionary income levels and spending. Consumer discretionary income levels and spending impact the purchasing trends of our products by our retail customers. Any adverse trends in discretionary income and consumer spending could have a material adverse effect on our business or operating results.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a majority of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately by 8.3% in 2022, decreased by 2.6% in 2021, and decreased by 6.5% in 2020. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 10.8% in 2022, decreased by 1.4% in 2021, and decreased by 7.9% in 2020.

20| December 31, 2022 Form 10-K

In addition, the negotiated purchase price of our products may be dependent upon market fluctuations in the cost of raw materials such as steel, zinc, and nickel used by our vendors in their manufacturing processes. The final purchase cost of our products may also be dependent upon inflation or deflation in the local economies of vendors in China and Taiwan that could impact the cost of labor and energy used in the manufacturing of our products. We identify the directional impact of changes in our product cost, but the quantification of each of these variable impacts cannot be measured as to the individual impact on our product cost with a sufficient level of precision. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to implement price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 5.7% in 2022, decreased by 0.2% in 2021, and decreased by 1.9% in 2020.
We import products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.
Financial Summary and Other Key Metrics
•Net sales for the year ended December 31, 2022 were $1,486.3 million compared to net sales of $1,426.0 million for the year ended December 25, 2021, an increase of approximately $60.4 million or 4.2%.
•Net loss improved to $16.4 million, or $(0.08) per diluted share, compared to a net loss of $38.3 million, or $(0.28) per diluted share for the year ended December 25, 2021.
•Adjusted EBITDA(1) totaled $210.2 million versus $207.4 million in the year ended December 25, 2021.
•The improvement in our consolidated income from operations in 2022 was driven primarily by $153.3 million in price increases, offset by an increased cost of goods sold driven by inflation, variable selling expenses, variable compensation, travel and entertainment expense, litigation expense, and increased labor and transportation costs.
(1) Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net loss to Adjusted EBITDA.

21| December 31, 2022 Form 10-K

52/53 Week Comparison
Fiscal 2022 consisted of 53 weeks or 256 shipping days compared to 52 weeks or 253 shipping days in fiscal 2021, which should be taken into account when comparing each period. Shipping days are defined as non-holiday week days, Monday through Friday of each week of the fiscal year.
Results of Operations
The following table shows the results of operations for the years ended December 31, 2022, December 25, 2021 and December 26, 2020.

	Year Ended December 31, 2022		Year Ended December 25, 2021		Year Ended December 26, 2020
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,486,328	100.0%	$1,425,967	100.0%	$1,368,295	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	846,551	57.0%	859,557	60.3%	781,815	57.1%
Selling, general and administrative expenses	480,993	32.4%	437,875	30.7%	398,472	29.1%
Depreciation	57,815	3.9%	59,400	4.2%	67,423	4.9%
Amortization	62,195	4.2%	61,329	4.3%	59,492	4.3%
Management fees to related party	—	—%	270	—%	577	—%
Other income, net	(1,119)	(0.1)%	(2,778)	(0.2)%	(5,250)	(0.4)%
Income from operations	39,893	2.7%	10,314	0.7%	65,766	4.8%
Interest expense, net	54,560	3.7%	68,779	4.8%	99,103	7.2%
Refinancing costs	—	—%	8,070	0.6%	—	—%
Gain on change in fair value of warrant liability	—	—%	(14,734)	(1.0)%	—	—%
Loss (income) on mark-to-market adjustment of interest rate swap	—	—%	(1,685)	(0.1)%	601	—%
Loss before income taxes	(14,667)	(1.0)%	(50,116)	(3.5)%	(33,938)	(2.5)%
Income tax expense (benefit)	1,769	0.1%	(11,784)	(0.8)%	(9,439)	(0.7)%
Net loss	$(16,436)	(1.1)%	$(38,332)	(2.7)%	$(24,499)	(1.8)%

Adjusted EBITDA (1)	210,249	14.1%	207,418	14.5%	221,215	16.2%
(1) Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net loss to Adjusted EBITDA.
Net Sales
Net Sales by Product Line

					2022 vs. 2021				2021 vs. 2020
	2022	% of Net Sales	2021	% of Net Sales	$ Change	% Change	2020	% of Net Sales	$ Change	% Change
Fastening and Hardware	$989,559	66.6%	$889,253	62.4%	100,306	11.3%	$838,358	61.3%	50,895	6.1%
Personal Protective	243,481	16.4%	285,283	20.0%	(41,802)	(14.7)%	317,766	23.2%	(32,483)	(10.2)%
Keys and key accessories	196,977	13.3%	192,523	13.5%	4,454	2.3%	160,706	11.7%	31,817	19.8%
Engraving and Resharp	56,311	3.8%	58,908	4.1%	(2,597)	(4.4)%	51,465	3.8%	7,443	14.5%
Consolidated	$1,486,328		$1,425,967		$60,361		$1,368,295		$57,672
See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a reconciliation of net sales by product line to net sales by operating segment.

22| December 31, 2022 Form 10-K

Net Sales by Segment

					2022 vs. 2021				2021 vs. 2020
	Year Ended December 31, 2022	% of Net Sales	Year Ended December 25, 2021	% of Net Sales	$ Change	% Change	Year Ended December 26, 2020	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$1,076,813	72.4%	$1,024,974	71.9%	$51,839	5.1%	$1,024,392	74.9%	$582	0.1%
Robotics and Digital Solutions	249,897	16.8%	249,528	17.5%	369	0.1%	209,287	15.3%	40,241	19.2%
Canada	159,618	10.7%	151,465	10.6%	8,153	5.4%	134,616	9.8%	16,849	12.5%
Consolidated	$1,486,328		$1,425,967		$60,361		$1,368,295		$57,672

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
The improvement in total net sales during 2022 was driven primarily by $153.3 million of price increases, partially offset by lower demand for COVID-19 protective and cleaning products and lower volume overall. Net sales for the year ended December 31, 2022 were $5.8 million per shipping day, compared $5.6 million per shipping day for the year ended December 25, 2021, an increase of approximately $0.2 million per shipping day. The increase was primarily driven by the factors described below:
Hardware and Protective Solutions increased $51.8 million due to the following:
•Hardware sales increased $94.4 million driven by $106.8 million in price increases in response to inflationary pressures in the market, partially offset by decreased volume driven by lower demand.
•Protective equipment sales decreased by $42.6 million due to lower demand for COVID-19 protective and cleaning products in 2022, partially offset by price increases of $9.7 million.
Robotics and Digital Solutions sales increased $0.4 million due to $17.1 million in price increases in response to inflationary pressures, offset by lower demand for auto key duplication and engraving sales.
Canada net sales increased $8.2 million primarily due to $19.8 million in price increases in response to inflationary pressures in the market partially offset by decreased volume driven by lower demand and a $6.0 million unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

					2022 vs. 2021				2021 vs. 2020
	Year Ended December 31, 2022	% of Segment Net Sales	Year Ended December 25, 2021	% of Segment Net Sales	$ Change	% Change	Year Ended December 26, 2020	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$676,026	62.8%	$683,654	66.7%	$(7,628)	(1.1)%	$622,326	60.8%	$61,328	9.9%
Robotics and Digital Solutions	74,479	29.8%	77,946	31.2%	(3,467)	(4.4)%	68,552	32.8%	9,394	13.7%
Canada	96,046	60.2%	97,957	64.7%	(1,911)	(2.0)%	90,937	67.6%	7,020	7.7%
Consolidated	$846,551		$859,557		$(13,006)		$781,815		$77,742

Hardware and Protective Solutions cost of sales as a percentage of net sales decreased primarily due to an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million in 2021 related to our COVID-19 related products, partially offset by increased cost of products, inbound transportation costs, and personnel costs in 2022.
Our Robotics and Digital Solutions cost of sales as a percentage of net sales decreased primarily due to a shift in product mix from full-service to self-service keys.

23| December 31, 2022 Form 10-K

Canada cost of sales as a percentage of net sales decreased due to a higher mix of retail sales along with improved margins in our industrial business based on the pricing actions described above.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

					2022 vs. 2021				2021 vs. 2020
	Year Ended December 31, 2022	% of Segment Net Sales	Year Ended December 25, 2021	% of Segment Net Sales	$ Change	% Change	Year Ended December 26, 2020	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$307,985	28.6%	$289,137	28.2%	$18,848	6.5%	$264,951	25.9%	$24,186	9.1%
Robotics and Digital Solutions	129,596	51.9%	104,486	41.9%	25,110	24.0%	90,430	43.2%	14,056	15.5%
Canada	43,412	27.2%	44,252	29.2%	(840)	(1.9)%	43,091	32.0%	1,161	2.7%
Consolidated	$480,993		$437,875		$43,118		$398,472		$39,403
Hardware and Protective Solutions SG&A increased in 2022 due to the following:
•Selling expense increased by $11.1 million primarily due to variable selling expenses, variable compensation, and travel and entertainment expense in the year ended December 31, 2022.
•Warehouse expense increased $9.3 million due to inflation in labor and shipping costs.
•General and administrative (“G&A”) decreased by $1.6 million. The decrease was primarily driven by reduced stock compensation expense and lower legal and consulting expenses associated with the Merger in the prior year, partially offset by increased variable compensation.
Robotics and Digital Solutions SG&A increased in 2022 due to the following:
•Selling expense increased by $4.5 million primarily due to variable selling expenses related to self-service key sales, variable compensation, and travel and entertainment expense in the year ended December 31, 2022.
•G&A increased by $20.8 million. The increase was primarily related to $32.9 million of legal and consulting expense associated with our litigation with Hy-Ko (see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information). This was offset by decreased variable compensation.
Canada SG&A decreased in 2022 due to the following:
•Warehouse expense decreased by $2.6 million primarily due to lower variable costs driven by the lower sales volume described above.
•G&A increased by $1.9 million primarily due to increased variable compensation and stock compensation expense.
Other Operating Expenses
Depreciation expense decreased $1.6 million due to certain assets becoming fully depreciated.
Amortization expense was comparable to prior year. The $0.9 million increase was primarily due to the acquisition of Monkey Hook in the current year.
In the year ended December 31, 2022, other income consisted primarily of a $1.1 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob, (see Note 16 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information). In the year ended December 25, 2021, other income consisted primarily of a $1.8 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. We also recorded exchange rate gains of $0.9 million in the year ended December 25, 2021.

24| December 31, 2022 Form 10-K

Income from Operations

			2022 vs. 2021			2021 vs. 2020
	Year Ended December 31, 2022	Year Ended December 25, 2021	$ Change	% Change	Year Ended December 26, 2020	$ Change	% Change
Hardware and Protective Solutions	$20,884	$(17,185)	$38,069	221.5%	$67,313	$(84,498)	(125.5)%
Robotics and Digital Solutions	3,616	23,558	(19,942)	(84.7)%	3,177	20,381	641.5%
Canada	15,393	3,941	11,452	290.6%	(4,724)	8,665	183.4%
Total segment income from operations	$39,893	$10,314	$29,579	286.8%	$65,766	$(55,452)	(84.3)%
Income from operations in our Hardware and Protective Solutions segment increased $38.1 million due to the changes in sales, cost of sales, and SG&A expenses described above.
Income from operations in our Robotics and Digital Solutions segment decreased by $19.9 million primarily due to the changes in sales, cost of sales, and SG&A expenses described above, along with a decrease of $0.8M in other income driven by the changes in revaluation of the contingent consideration described above. Depreciation expense decreased by $1.4 million due to certain assets becoming fully depreciated.
Canada's income from operations increased by $11.5 million primarily due to the changes in sales, cost of sales, and SG&A expenses described above. Canada also recorded exchange rate losses of $0.2 million in 2022 compared to gains of $0.9M in 2021. Additionally, Canada's depreciation expense decreased $1.5M due to certain assets becoming fully depreciated.
Income (Loss) Before Income Taxes
Interest expense, net, decreased $14.2 million due to the refinancing activities in the third quarter of 2021 leading to lower outstanding debt balances in the year ended December 31, 2022. As part of the refinancing activity in 2021, we incurred charges of $8.1 million (see Note 9 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information).
The mark-to-market adjustment on the warrants was eliminated with the redemption of the warrants in the fourth quarter of 2021. The market-to-market adjustment on interest rate swaps was eliminated with the refinancing activity in 2021. See Note 8 - Warrants and Note 16 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information on the warrants and swaps, respectively.
Income Taxes:
For the year ended December 31, 2022 and December 25, 2021 the effective income tax rate was (12.1)% and 23.5%, respectively. The Company recorded an income tax provision for the year ended December 31, 2022 of $1.8 million, and an income tax benefit for the year ended December 25, 2021 of $11.8 million.
In 2022, the Company's effective tax rate differed from the U.S. federal statutory tax rate primarily due to Global Intangible Low-Taxed Income ("GILTI") from the Canadian subsidiary. In addition, the effective tax rate differed from the U.S. federal statutory tax rate for 2022 due to state and foreign income taxes and certain non-deductible expenses.
Year Ended December 25, 2021 vs Year Ended December 26, 2020
For a comparison of our results of operations for fiscal 2021 to fiscal 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for fiscal 2021.

25| December 31, 2022 Form 10-K

Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used to measure the operational strength and performance of our businesses, as well as to assist in the evaluation of underlying trends in our businesses. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital and tax structures, as our management excludes these results when evaluating our operating performance. Our management and Board of Directors use this financial measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. Additionally, we believe that Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to similar measures used by other companies.
The following table presents a reconciliation of Net loss, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Year Ended December 31, 2022	Year Ended December 25, 2021	Year Ended December 26, 2020
Net loss	$(16,436)	$(38,332)	$(24,499)
Income tax expense (benefit)	1,769	(11,784)	(9,439)
Interest expense, net	54,560	61,237	86,774
Interest expense on junior subordinated debentures	—	7,775	12,707
Investment income on trust common securities	—	(233)	(378)
Depreciation	57,815	59,400	67,423
Amortization	62,195	61,329	59,492
Mark-to-market adjustment on interest rate swaps	—	(1,685)	601
EBITDA	$159,903	$137,707	$192,681

Stock compensation expense	13,524	15,255	5,125
Management fees	—	270	577
Facility exits (1)	—	—	3,894
Restructuring (2)	2,617	910	4,902
Litigation expense (3)	32,856	12,602	7,719
Acquisition and integration expense (4)	2,477	11,123	9,832
Change in fair value of contingent consideration	(1,128)	(1,806)	(3,515)
Change in fair value of warrant liability (5)	—	(14,734)	—
Buy-back expense (6)	—	2,000	—
Refinancing costs (7)	—	8,070	—
Inventory revaluation charges (8)	—	32,026	—
Anti-dumping duties (9)	—	3,995	—
Adjusted EBITDA	$210,249	$207,418	$221,215

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

26| December 31, 2022 Form 10-K

(4)Acquisition and integration expense includes professional fees, non-recurring bonuses, and other costs related to historical acquisitions, including the merger with Landcadia III (see Note 3 - Merger Agreement of the Notes to Condensed Consolidated Financial Statements for additional information) and the secondary offering of shares in 2022.
(5)The warrant liabilities are marked to market each period end. (see Note 8 - Warrants of the Notes to Consolidated Financial Statements for additional information).
(6)Infrequent buy backs associated with new business wins.
(7)In connection with the merger, we refinanced our Term Credit Agreement and ABL Revolver. Proceeds from the refinancing were used to redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”) and the 11.6% Junior Subordinated Debentures.
(8)In the third quarter of 2021, we recorded an inventory valuation adjustment in our Hardware and Protective Solutions segment of $32.0 million primarily related to strategic review of our COVID-19 related product offerings. We evaluated our customers' needs and the market conditions and ultimately decided to exit the following protective product categories related to COVID-19: cleaning wipes, disinfecting sprays, face masks, and certain disposable gloves.
(9)Anti-dumping duties assessed related to the nail business for prior year purchases.
The following tables present a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in thousands):

Year Ended December 31, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$20,884	$3,616	$15,393	$39,893
Depreciation and amortization	72,266	43,185	4,559	120,010
Stock compensation expense	11,057	1,479	988	13,524
Restructuring	2,342	275	—	2,617
Litigation expense	—	32,856	—	32,856
Acquisition and integration expense	2,231	246	—	2,477
Change in fair value of contingent consideration	—	(1,128)	—	(1,128)
Adjusted EBITDA	$108,780	$80,529	$20,940	$210,249

Year Ended December 25, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating (loss) income	$(17,185)	$23,558	$3,941	$10,314
Depreciation and amortization	69,264	45,305	6,160	120,729
Stock compensation expense	13,134	2,121	—	15,255
Management fees	232	38	—	270
Restructuring	403	10	497	910
Litigation expense	—	12,602	—	12,602
Acquisition and integration expense	9,869	1,254	—	11,123
Buy-back expense	2,000	—	—	2,000
Inventory revaluation charges	32,026	—	—	32,026
Asset impairment charges	3,995	—	—	3,995
Change in fair value of contingent consideration	—	(1,806)	—	(1,806)
Adjusted EBITDA	$113,738	$83,082	$10,598	$207,418

27| December 31, 2022 Form 10-K

Year Ended December 26, 2020	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating (loss) income	$67,313	$3,177	$(4,724)	$65,766
Depreciation and amortization	69,164	50,670	7,081	126,915
Stock compensation expense	4,464	661	—	5,125
Management fees	502	75	—	577
Facility exits	3,894	—	—	3,894
Restructuring	74	—	4,828	4,902
Litigation expense	—	7,719	—	7,719
Acquisition and integration expense	8,284	1,548	—	9,832
Corporate and intersegment adjustments	70	(70)	—	—
Change in fair value of contingent consideration	—	(3,515)	—	(3,515)
Adjusted EBITDA	$153,765	$60,265	$7,185	$221,215

Liquidity and Capital Resources:
The following table presents the key categories of our consolidated statements of cash flows:

	Year Ended December 31, 2022	Year Ended December 25, 2021	$ Change	Year Ended December 26, 2020	$ Change
Net cash provided by (used for) by operating activities	$119,011	$(110,254)	$229,265	$92,080	$(202,334)
Net cash (used for) investing activities	(72,822)	(90,454)	17,632	(46,074)	(44,380)
Net cash (used for) provided by financing activities	(28,722)	193,329	(222,051)	(45,104)	238,433
Net increase (decrease) in cash and cash equivalents	16,476	(6,915)	23,391	1,547	(8,462)
Operating Cash Flows:
Operating cash flows for the year ended December 31, 2022 were favorably impacted by reducing inventory as part of the company's ongoing strategic initiative to lower inventory on hand during 2022 following the build up of inventory in prior year due to inflation and recent supply chain challenges offset by reduced accounts payable resulting from lower inventory purchases.
Net cash provided by operating activities for the year ended December 25, 2021 was unfavorably impacted by increased inventory driven by inflation and higher on hand amounts to maintain service levels with extended lead times, and payments made for long term incentive programs and other variable compensation.
Investing Cash Flows:
Capital Expenditures:
Cash of $69.6 million, $51.6 million, and $45.3 million, used in the years ending December 31, 2022, December 25, 2021 and December 26, 2020, respectively, to invest in our investment in new key duplicating kiosks and machines, merchandising racks, and new distribution facilities in the HPS segment.
Acquisitions:
In the year ended December 31, 2022, we acquired Monkey Hook for approximately $2.5 million (see Note 6 - Acquisitions of the Notes to Consolidated Financial Statements for additional information). In the year ending December 25, 2021, we acquired Oz Post International, LLC ("OZCO") for approximately $39.8 million.

28| December 31, 2022 Form 10-K

Financing Cash Flows:
Term Loan:
On July 14, 2021, we entered into a new credit agreement, which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). The term loan matures on July 14, 2028. The Company used $10.6 million of cash for principal payments on the senior term loans. As of December 31, 2022, we have outstanding borrowings of $840.4 million on the term loan. See Note 9 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
ABL Revolver:
On July 29, 2022, the Company amended the asset-based revolving credit agreement (the “ABL Revolver") to increase the aggregate commitments thereunder to $375.0 million and extended the maturity. The stated maturity date of the revolving credit commitments under the ABL Credit Agreement is the earlier of (i) July 29, 2027; or (ii) 91 days prior to the maturity date of our term loans.
Our revolver draws, net of repayments, provided cash of $21.0 million in the year ended December 31, 2022. We used revolver draws to fund the litigation with Hy-Ko (see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
Stock Option Exercises:
In the years ended December 31, 2022, December 25, 2021, and December 26, 2020, the Company received $2.6 million, $2.7 million, and $7.3 million, respectively, from the exercise of stock options.
2021 Refinancing activities
In connection with the Merger, we refinanced all of our outstanding debt. In connection with the refinancing, we incurred a loss of $8.1 million and paid $38.7 million in financing fees, of which $21.0 million was recorded as a financing activity. See Note 9 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
In the second quarter of 2021, we entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018, which provided $35.0 million of incremental term loan funds to be used to finance the acquisition. See Note 6 - Acquisitions of the Notes to Consolidated Financial Statements for additional information.
Liquidity:
We believe that projected cash flows from operations and ABL Revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. As of December 31, 2022, the ABL Revolver had an outstanding amount of $72.0 million and outstanding letters of credit of $35.9 million, leaving $197.6 million of available borrowings as a source of liquidity. Our material cash requirements for known contractual obligations include, debt, and lease obligations, each of which are discussed in more detail earlier in this section and in the footnotes to the consolidated financial statements, along with capital expenditures. We expect to spend between $65-$75 million for capital expenditures in 2023. Our future investments will depend primarily on the builds of new key duplicating kiosks and machines, merchandising racks, facility relocations, and IT projects that we undertake and the timing of these expenditures.
We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current distribution needs and are fulfilled by our suppliers within the short term.
Our working capital (current assets minus current liabilities) position of $416.2 million as of December 31, 2022 represents an increase of $25.2 million from the December 25, 2021 level of $391.0 million. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.
Related Party Transactions:
The information required by this Item is set forth in the section entitled Related Party Transactions in the 2023 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

29| December 31, 2022 Form 10-K

Critical Accounting Policies and Estimates:
Our accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. As disclosed in that note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events cannot be predicted with certainty and, therefore, actual results could differ from those estimates. The following section describes our critical accounting policies.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the standard cost method, which approximates the first-in-first-out “FIFO” method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our excess and obsolete inventory reserve. However, if our estimates regarding excess and obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 5% difference in actual excess and obsolete inventory reserved for at December 31, 2022, would have affected net earnings by approximately $1.4 million in fiscal 2022.
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
Our annual impairment assessment is performed for the reporting units as of October 1. In 2022, 2021, and 2020, with the assistance of an independent third-party specialist, management assessed the value of our reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the projected net sales and earnings growth rates and the discount rates. The results of the quantitative assessments in 2022, 2021, and 2020 indicated that the fair value of each reporting unit was in excess of its carrying value.
Significant assumptions used in the determination of the estimated fair values of the reporting units are the projected net sales and earnings growth rates and the discount rate. The projected net sales and earnings growth rates are dependent on overall market growth rates, the competitive environment, inflation and our ability to pass price increase along to our customers, relative currency exchange rates, and business activities that impact market share. As a result, the growth rate could be adversely impacted by a sustained deceleration in category growth, devaluation of the U.S. Dollar against other currencies, an increased competitive environment, or an economic recession. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted in the future by adverse changes in the macroeconomic environment and volatility in the equity and debt markets.
We performed sensitivity analyses for the Hardware Solutions and Protective Solutions reporting units during our annual impairment testing, utilizing reasonably possible changes in the assumptions for the discount rate, shorter-term revenue growth rates and earnings growth rates to demonstrate the potential impacts to the estimated fair values.
While our fourth quarter 2022, impairment test determined the fair value of the Hardware Solutions reporting unit exceeded its carrying value, the excess of the fair value over the carrying value of the reporting unit was approximately 4% of the carrying value. An increase, in isolation, to the discount rate of 30 basis points, a decrease of 50 basis points in the projected revenue growth assumption, or a decrease of 40 basis points in the projected earnings growth, could each result in the fair value of the reporting unit being less than its carrying value.
Similarly, as of our fourth quarter 2022 impairment test, the fair value of the Protective Solutions reporting unit exceeded its carrying value by approximately 6% of the carrying value. An increase, in isolation, to the discount

30| December 31, 2022 Form 10-K

rate of 40 basis points, a decrease of 70 basis points in the projected net sales growth assumption, or a decrease of 90 basis points in the projected earnings growth, would each result in the fair value of the reporting unit being less than its carrying value.
In our annual review of goodwill for impairment in the fourth quarter of 2022, the fair value of all of the other reporting units was substantially in excess of its carrying value.
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Protective Solutions and Hardware Solutions reporting units' goodwill. As of December 31, 2022, the carrying value of the Protective Solutions reporting unit’s goodwill was $128.8 million and Hardware Solutions reporting unit's goodwill was $436.9 million.
Recent Accounting Pronouncements:
Recently issued accounting standards are described in Note 4 - Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Exposure
We are exposed to the impact of interest rate changes as our borrowings bear interest at variable interest rates. It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at December 31, 2022, after consideration of our LIBOR and SOFR floor rates and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.4 million.
Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $174.2 million net asset value of our Canadian and Mexican subsidiaries as of December 31, 2022. The foreign subsidiaries' net tangible assets were $116.3 million and the net intangible assets were $57.9 million as of December 31, 2022.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 15 - Derivatives and Hedging of the Notes to Consolidated Financial Statements.

31| December 31, 2022 Form 10-K

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

32| December 31, 2022 Form 10-K

Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hillman Solutions Corp. and its consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Hillman Solutions Corp. and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of Hillman Solutions Corp. and its consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Hillman Solutions Corp. and its consolidated subsidiaries that could have a material effect on the consolidated financial statements.
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on its assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management's assessment with the Audit Committee of Hillman Solutions Corp.

/s/ DOUGLAS J. CAHILL		/s/ ROBERT O. KRAFT

Douglas J. Cahill		Robert O. Kraft
President and Chief Executive Officer		Chief Financial Officer
Dated:	February 27, 2023	Dated:	February 27, 2023

33| December 31, 2022 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hillman Solutions Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hillman Solutions Corp. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of comprehensive loss, cash flows, and stockholders’ equity, for the period ended December 31, 2022, and the related notes and the financial statement schedule II - Valuation Accounts (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Hardware Solutions and Protective Solutions Reporting Units - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to their respective carrying values.
The Company used both a discounted cash flow model and a multiple of earnings approach to estimate the fair values of the Hardware Solutions (“HS”) reporting unit and the Protective Solutions (“PS”) reporting unit. The discounted cash flow model requires management to make significant estimates and assumptions including projected net sales and earnings growth rates and discount rates. Changes in these assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $824 million as of December 31, 2022, of which $424 million and $129 million were allocated to the HS reporting unit and the PS reporting unit, respectively. The

34| December 31, 2022 Form 10-K

estimated fair value of the HS and PS reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
We identified the Company’s discounted cash flow model in the impairment evaluation of goodwill for the HS and the PS reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of certain of management’s estimates and assumptions, particularly related to projected net sales and earnings growth rates and discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimates of projected net sales and earnings growth rates and discount rates used by management to estimate the fair values of the HS and PS reporting units included the following, among others:
•We evaluated management’s ability to accurately forecast projected net sales and earnings growth rates by comparing actual results to management’s historical forecasts.
•We performed a sensitivity analysis of the projected net sales and earnings growth rates and discount rates, which included their impact on cash flows.
•We evaluated the reasonableness of management’s projected net sales and earnings growth rates by comparing the forecasts to (1) historical net sales and earnings growth rates, (2) underlying analysis detailing business strategies and growth plans, (3) internal communications to management and the Board of Directors, and (4) forecasted information included in the Company press releases, as well as in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies utilized, along with valuation assumptions including the discount rates and long-term net sales growth rates selected by:
◦Developing a range of independent estimates for the discount rates and compared those to those rates selected by management.
◦Utilizing industry and market-specific growth trends to assess the reasonableness of the long-term net sales growth rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 27, 2023

We have served as the Company's auditor since 2022.

35| December 31, 2022 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Hillman Solutions Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Hillman Solutions Corp. and subsidiaries (the Company) as of December 25, 2021, the related consolidated statements of comprehensive loss, cash flows, and stockholders’ equity for each of the years in the two‑year period ended December 25, 2021, and the related notes and financial statement schedule II -- Valuation Accounts) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
We served as the Company’s auditor from 2021 to 2022.
Cincinnati, Ohio
March 16, 2022

36| December 31, 2022 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$31,081	$14,605
Accounts receivable, net of allowances of $2,405 ($2,891 - 2021)	86,985	107,212
Inventories, net	489,326	533,530
Other current assets	24,227	12,962
Total current assets	631,619	668,309
Property and equipment, net of accumulated depreciation of $333,452 ($284,069 - 2021)	190,258	174,312
Goodwill	823,812	825,371
Other intangibles, net of accumulated amortization of $414,275 ($352,695 - 2021)	734,460	794,700
Operating lease right of use assets	66,955	82,269
Deferred tax asset	—	1,323
Other assets	23,586	16,638
Total assets	$2,470,690	$2,562,922
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131,751	$186,126
Current portion of debt and finance lease obligations	10,570	11,404
Current portion of operating lease liabilities	12,285	13,088
Accrued expenses:
Salaries and wages	15,709	8,606
Pricing allowances	9,246	10,672
Income and other taxes	5,300	4,829
Interest	697	1,519
Other accrued expenses	29,854	41,052
Total current liabilities	215,412	277,296
Long-term debt	884,636	906,531
Deferred tax liabilities	140,091	137,764
Operating lease liabilities	61,356	74,476
Other non-current liabilities	12,456	16,760
Total liabilities	1,313,951	1,412,827

Commitments and Contingencies (Note 18)	—	—
Stockholders' equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 194,548,411 issued and outstanding at December 31, 2022 and 194,083,625 issued and 193,995,320 outstanding at December 25, 2021	20	20
Additional paid-in capital	1,404,360	1,387,410
Accumulated deficit	(226,617)	(210,181)
Accumulated other comprehensive loss	(21,024)	(27,154)
Total stockholders' equity	1,156,739	1,150,095
Total liabilities and stockholders' equity	$2,470,690	$2,562,922
The Notes to Consolidated Financial Statements are an integral part of these statements.

37| December 31, 2022 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)

	Year Ended December 31, 2022	Year Ended December 25, 2021	Year Ended December 26, 2020
Net sales	$1,486,328	$1,425,967	$1,368,295
Cost of sales (exclusive of depreciation and amortization shown separately below)	846,551	859,557	781,815
Selling, warehouse, and general and administrative expenses	480,993	437,875	398,472
Depreciation	57,815	59,400	67,423
Amortization	62,195	61,329	59,492
Management fees to related party	—	270	577
Other income, net	(1,119)	(2,778)	(5,250)
Income from operations	39,893	10,314	65,766
Gain on change in fair value of warrant liability	—	(14,734)	—
Interest expense, net	54,560	61,237	86,774
Interest expense on junior subordinated debentures	—	7,775	12,707
Investment income on trust common securities	—	(233)	(378)
Loss (income) on mark-to-market adjustment of interest rate swap	—	(1,685)	601
Refinancing costs	—	8,070	—
Loss before income taxes	(14,667)	(50,116)	(33,938)
Income tax expense (benefit)	1,769	(11,784)	(9,439)
Net loss	$(16,436)	$(38,332)	$(24,499)

Basic and diluted loss per share	$(0.08)	$(0.28)	$(0.27)
Weighted average basic and diluted shares outstanding	194,249	134,699	89,891

Net loss from above	$(16,436)	$(38,332)	$(24,499)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,615)	(283)	2,652
Hedging activity	13,745	2,517	—
Total other comprehensive income	6,130	2,234	2,652
Comprehensive loss	$(10,306)	$(36,098)	$(21,847)

The Notes to Consolidated Financial Statements are an integral part of these statements.

38| December 31, 2022 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31, 2022	Year Ended December 25, 2021	Year Ended December 26, 2020
Cash flows from operating activities:
Net loss	$(16,436)	$(38,332)	$(24,499)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	120,010	120,730	126,915
Loss (gain) on dispositions of property and equipment	(26)	221	161
Impairment of long lived assets	—	—	210
Deferred income taxes	(873)	(21,846)	(9,462)
Deferred financing and original issue discount amortization	3,582	4,336	3,722
Loss on debt restructuring, net of third party fees paid	—	(8,372)	—
Stock-based compensation expense	13,524	15,255	5,125
Change in fair value of warrant liabilities	—	(14,734)	—
Change in fair value of contingent consideration	(1,128)	(1,806)	(3,515)
Other non-cash interest and change in value of interest rate swap	—	(1,685)	601
Changes in operating items:
Accounts receivable	19,889	15,148	(32,417)
Inventories	38,813	(137,849)	(67,147)
Other assets	566	3,064	(10,743)
Accounts payable	(53,760)	(20,253)	76,031
Other accrued liabilities	(5,150)	(24,131)	27,098
Net cash provided by (used for) by operating activities	119,011	(110,254)	92,080
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(2,500)	(38,902)	(800)
Capital expenditures	(69,589)	(51,552)	(45,274)
Other investing activities	(733)	—	—
Net cash (used for) investing activities	(72,822)	(90,454)	(46,074)
Cash flows from financing activities:
Borrowings on senior term loans, net of discount	—	883,872	—
Repayments of senior term loans	(10,638)	(1,072,042)	(10,608)
Borrowings of revolving credit loans	244,000	322,000	99,000
Repayments of revolving credit loans	(265,000)	(301,000)	(140,000)
Repayments of senior notes	—	(330,000)	—
Financing fees	—	(20,988)	—
Proceeds from recapitalization of Landcadia, net of transaction costs	—	455,161	—
Proceeds from sale of common stock in PIPE, net of issuance costs	—	363,301	—
Repayment of junior subordinated debentures	—	(108,707)	—
Principal payments under finance lease obligations	(1,470)	(938)	(836)
Proceeds from exercise of stock options	2,609	2,670	7,340
Other financing activities	1,777	—	—
Net cash (used for) provided by financing activities	(28,722)	193,329	(45,104)
Effect of exchange rate changes on cash	(991)	464	645
Net increase (decrease) in cash and cash equivalents	16,476	(6,915)	1,547
Cash and cash equivalents at beginning of period	14,605	21,520	19,973
Cash and cash equivalents at end of period	$31,081	$14,605	$21,520
The Notes to Consolidated Financial Statements are an integral part of these statements.

39| December 31, 2022 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 28, 2019	89,550	$9	$553,350	$(147,350)	$(32,040)	$373,969
Net Loss	—	—	—	(24,499)	—	(24,499)
Stock option activity, stock awards and employee stock purchase plan	1,385	—	12,465	—	—	12,465
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,652	2,652
Balance at December 26, 2020	90,935	$9	$565,815	$(171,849)	$(29,388)	$364,587
Net Loss	—	—	—	(38,332)	—	(38,332)
Stock option activity, stock awards and employee stock purchase plan	523	—	17,925	—	—	17,925
Recapitalization of Landcadia, net of issuance costs and fair value of assets and liabilities acquired	58,672	6	377,959	—	—	377,965
Shares issued to PIPE, net of issuance costs	37,500	4	363,297	—	—	363,301
Hedging activity	—	—	—	—	2,517	2,517
Warrant redemption	6,365	1	62,414	—	—	62,415
Change in cumulative foreign currency translation adjustment	—	—	—	—	(283)	(283)
Balance at December 25, 2021	193,995	$20	$1,387,410	$(210,181)	$(27,154)	$1,150,095
Net Loss	—	—	—	(16,436)	—	(16,436)
Stock option activity, stock awards and employee stock purchase plan	553	—	16,190	—	—	16,190
Hedging activity	—	—	—	—	13,745	13,745
Change in cumulative foreign currency translation adjustment	—	—	—	—	(7,615)	(7,615)
Other	—	—	760	—	—	760
Balance at December 31, 2022	194,548	$20	$1,404,360	$(226,617)	$(21,024)	$1,156,739

The Notes to Consolidated Financial Statements are an integral part of these statements.

40| December 31, 2022 Form 10-K

1. BASIS OF PRESENTATION
The accompanying financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. The Consolidated Financial Statements included herein have been prepared in accordance with accounting standards generally accepted in the United States of America ("U.S. GAAP"). All intercompany balances and transactions have been eliminated. References to 2022, 2021, and 2020 are for fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.
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
The Company has a 52-53 week fiscal year ending on the last Saturday in December. In a 52 week fiscal year, each of the Company’s quarterly periods will consist of 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. In the current year, 2022, the Company had its first 53 week fiscal year.
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

41| December 31, 2022 Form 10-K

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $23,876 and $8,219 at December 31, 2022 and December 25, 2021, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes it's credit risk is minimal.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts by considering historical losses, adjusted to take into account current market conditions. The estimates for calculating the aggregate reserve are based on the financial condition of the customers, the length of time receivables are past due, historical collection experience, current economic trends, and reasonably supported forecasts. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $2,405 and $2,891 as of December 31, 2022 and December 25, 2021, respectively.
In the years ended December 31, 2022 and December 25, 2021, the Company entered into agreements to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $374,105, $322,509 and $323,715 for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively, and has included the proceeds in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Related to the sale of accounts receivable, the Company recorded losses of approximately $4,432, $1,433 and $1,782 for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.
Inventories:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the standard cost method, which approximates the first-in-first-out “FIFO” method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle.
Property and Equipment:
Property and equipment are carried at cost and include expenditures for new facilities and major renewals. For financial accounting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally 3 to 15 years. Assets acquired under finance leases are depreciated over the terms of the related leases. Maintenance and repairs are charged to expense as incurred. The Company capitalizes certain costs that are directly associated with the development of internally developed software, representing the historical cost of these assets. Once the software is completed and placed into service, such costs are amortized over the estimated useful lives. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income from operations.

42| December 31, 2022 Form 10-K

Property and equipment, net, consists of the following at December 31, 2022 and December 25, 2021:

	Estimated Useful Life
	(Years)			2022	2021
Leasehold improvements	life of lease			17,445	11,773
Machinery and equipment	3	-	10	416,512	366,198
Computer equipment and software	3	-	5	68,410	64,648
Furniture and fixtures	6	-	8	7,888	5,390
Construction in process				13,455	10,372
Property and equipment, gross				523,710	458,381
Less: Accumulated depreciation				333,452	284,069
Property and equipment, net				$190,258	$174,312
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
The Company’s annual impairment assessment is performed for its reporting units as of October 1st. With the assistance of an independent third-party specialist, management assessed the value the of the reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate and projected net sales and earnings growth rates. The results of the quantitative assessment in 2022, 2021, and 2020 indicated that the fair value of each reporting unit was in excess of its carrying value. Therefore goodwill was not impaired as of our annual testing dates.
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at				Goodwill at
	December 25, 2021	Acquisitions (2)	Disposals	Other(1)	December 31, 2022
Hardware and Protective Solutions	$574,698	$(158)	$—	$204	$574,744
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	29,737	—	—	(1,605)	28,132
Total	$825,371	$(158)	$—	$(1,401)	$823,812
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.
(2)The amount relates to the OZCO acquisition, see Note 6 - Acquisitions for additional information.
Intangible Assets:
Intangible assets arise primarily from the determination of their respective fair market values at the date of acquisition.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from 5 to 20 years, representing the period over which the Company expects to receive future economic benefits from these assets.
Other intangibles, net, as of December 31, 2022 and December 25, 2021 consist of the following:

43| December 31, 2022 Form 10-K

	Useful Life (Years)			December 31, 2022	December 25, 2021
Customer relationships	13	-	20	$963,622	$965,054
Trademarks - indefinite	Indefinite			85,275	85,591
Trademarks - other	7	-	15	31,387	29,000
Technology and patents	5	-	12	68,451	67,750
Intangible assets, gross				1,148,735	1,147,395
Less: Accumulated amortization				414,275	352,695
Intangible assets, net				$734,460	$794,700
Estimated annual amortization expense for intangible assets subject to amortization at December 31, 2022 for the next five fiscal years is as follows:

Fiscal Year Ended	Amortization Expense
2023	$62,244
2024	62,225
2025	61,469
2026	57,065
2027	54,317
Thereafter	$351,402
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. With the assistance of an independent third-party specialist, management assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date as of October 1st. No impairment charges related to indefinite-lived intangible assets were recorded by the Company in 2022, 2021, or 2020 as a result of the quantitative annual impairment test.
Long-Lived Assets:
Long-lived assets, such as property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment charges were recorded in 2022 or 2021. In the year ended December 26, 2020, the Company recorded an impairment charge of $210 related to the loss on the disposal of our FastKey self-service duplicating kiosks and related assets in our Robotics and Digital Solutions reportable segment. The aforementioned impairment charge incurred was included within other income/expense on the Consolidated Statements of Comprehensive Loss. Approximately 95% of the Company’s long-lived assets are held within the United States.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where management estimates it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax-related item. See Note 7 - Income Taxes for additional information.

44| December 31, 2022 Form 10-K

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
The Company self-insures our group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves.
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
Retirement benefit costs were $4,055, $4,218, and $3,343 in the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

45| December 31, 2022 Form 10-K

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
The Company also establishes a reserve for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Discounts and allowances are included in the determination of net sales.
The following table disaggregates our revenue by product category:

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 31, 2022
Fastening and Hardware	$834,493	$—	$155,066	$989,559
Personal Protective	242,320	—	1,161	243,481
Keys and Key Accessories	—	193,633	3,344	196,977
Engraving and Resharp	—	56,264	47	56,311
Consolidated	$1,076,813	$249,897	$159,618	$1,486,328

Year Ended December 25, 2021
Fastening and Hardware	$740,088	$—	$149,165	$889,253
Personal Protective	284,886	—	397	285,283
Keys and Key Accessories	—	190,697	1,826	192,523
Engraving and Resharp	—	58,831	77	58,908
Consolidated	$1,024,974	$249,528	$151,465	$1,425,967

Year Ended December 26, 2020
Fastening and Hardware	$706,865	$—	$131,493	$838,358
Personal Protective	317,527	—	239	317,766
Keys and Key Accessories	—	157,828	2,878	160,706
Engraving and Resharp	—	51,459	6	51,465
Consolidated	$1,024,392	$209,287	$134,616	$1,368,295

46| December 31, 2022 Form 10-K

The following table disaggregates our revenue by geographic location:

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 31, 2022
United States	$1,055,145	$245,634	$—	$1,300,779
Canada	7,765	4,263	159,618	171,646
Mexico	13,903	—	—	13,903
Consolidated	$1,076,813	$249,897	$159,618	$1,486,328

Year Ended December 25, 2021
United States	$1,004,803	$246,494	$—	$1,251,297
Canada	7,326	3,034	151,465	161,825
Mexico	12,845	—	—	12,845
Consolidated	$1,024,974	$249,528	$151,465	$1,425,967

Year Ended December 26, 2020
United States	$1,007,135	$207,283	$—	$1,214,418
Canada	7,789	2,004	134,616	144,409
Mexico	9,468	—	—	9,468
Consolidated	$1,024,392	$209,287	$134,616	$1,368,295

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

47| December 31, 2022 Form 10-K

Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, warehouse, general, and administrative (“SG&A”) expenses on the Company's Consolidated Statements of Comprehensive Loss.
Shipping and handling costs were $59,911, $60,991, and $50,891 in the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.
Research and Development:
The Company expenses research and development costs, which are included in selling, warehouse, general, and administrative (“SG&A”) expenses on the Company's Consolidated Statements of Comprehensive Loss; consisting primarily of internal wages and benefits in connection with improvements to the fastening products along with the key duplicating and engraving machines. The Company's research and development costs were $2,349, $2,442, and $2,876 in the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.
Stock-Based Compensation:
2021 Employee Stock Purchase Plan
Our Employee Stock Purchase Plan ("ESPP") became effective on July 14, 2021, in which 1,140,754 shares of common stock were available for issuance under the ESPP. Under the ESPP, eligible employees are granted options to purchase shares of common stock at 85% of the fair market value at the time of exercise. The option period commences on the first payroll date in January, April, July, and October of each year and ends approximately three months later on the last business day in March, June, September or December. No employee may be granted an option under the Plan if, immediately after the option is granted, the employee would own stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company. The first option period began on January 1, 2022 and the first purchase was made in April of 2022.
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

48| December 31, 2022 Form 10-K

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
•The market value of equity interests in substantially similar businesses, which equity interests can be valued through non-discretionary, objective means;
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
Prior to the Merger, the Company revalued the common stock annually, unless changes in facts or circumstances indicate the need for a mid-year revaluation. The valuation of the Company’s common stock was historically performed at the end of our fiscal year. The share price for the year ended December 26, 2020 was $1,647.13.
Stock-based compensation expense is recognized using a fair value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period or performance period of the award on a straight-line basis. The stock-based compensation expense is recorded in selling, warehouse, general and administrative expenses. The plans are more fully described in Note 13 - Stock-Based Compensation.
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
The relationships between hedging instruments and hedged items are formally documented, in addition to the risk management objective and strategy for each hedge transaction. For interest rate swaps, the notional amounts, rates, and maturities of our interest rate swaps are closely matched to the related terms of hedged debt obligations. The critical terms of the interest rate swap are matched to the critical terms of the underlying hedged item to determine whether the derivatives used for hedging transactions are highly effective in offsetting changes in the cash flows of the underlying hedged item. If it is determined that a derivative ceases to be a highly effective

49| December 31, 2022 Form 10-K

hedge, the hedge accounting is discontinued and all subsequent derivative gains and losses are recognized in the Statement of Comprehensive Loss.
Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of the variable-rate debt and foreign currency exchange rates are considered cash flow hedges. The Company records all derivative instruments in other assets or other liabilities on the Consolidated Balance Sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income or loss. The change in fair value for instruments not qualifying for hedge accounting are recognized in the Statement of Comprehensive Loss in the period of the change. See Note 15 - Derivatives and Hedging for additional information.
Translation of Foreign Currencies:
The translation of the Company's Canadian and Mexican local currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.
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
The Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Landcadia is treated as the “acquired” company for financial reporting purposes. This determination was based primarily on Old Hillman having the ability to appoint a majority of the initial Board of the combined entity, Old Hillman's senior management comprising the majority of the senior management of the combined company, and the ongoing operations of Old Hillman comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of New Hillman issuing shares for the net assets of Landcadia, accompanied by a recapitalization. The net assets of Landcadia were stated at carrying value. The historical statements of the combined entity prior to the Merger are presented as those of Old Hillman with the exception of the shares and par value of equity recast to reflect the exchange ratio on the Closing Date, adjusted on a retroactive basis. A summary of the impact of the reverse recapitalization on the cash, cash equivalents and restricted cash, change in net assets and the change in common shares is included in the tables below.

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

50| December 31, 2022 Form 10-K

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

4. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company is currently evaluating contract and the optional expedients provided by the new standard.
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
On October 28, 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This update is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to 1) the recognition of an acquired contract liability, and 2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment is effective on December 15, 2022. The Company has evaluated the impact provided by the new standard and does not expect it to have a material impact on its financial statements.
On March 28, 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging which clarifies the guidance in ASC Topic 815, Derivatives and Hedging on fair value hedge accounting of interest rate risk

51| December 31, 2022 Form 10-K

for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 which established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the "portfolio layer'' method. Under current guidance, the last-of-layer method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and non-prepayable financial assets. The amendment is effective for fiscal years beginning after December 15, 2022. The Company has evaluated the impact provided by the new standard and does not expect it to have a material impact on its financial statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50) to enhance the transparency of supplier finance programs. The amendments in this update apply to all entities that use supplier finance programs in connection with the purchase of goods and services. Supplier finance programs include reverse factoring, payables finance, or structured payables arrangements that allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date. The amendments in this update require that a buyer in a supplier finance program disclose sufficient information about the program including the program’s nature and activity during the period, changes from period to period, and potential magnitude as well as disclosure of the qualitative and quantitative information about its supplier finance programs. The amendments in this update are effective for fiscal years beginning after December 15, 2022 and should be applied retrospectively to each period in which a balance sheet is presented. The amendment on roll forward information is effective for fiscal years beginning after December 15, 2023, which should be applied prospectively. The Company is currently evaluating the impact provided by the new standard.
5. RELATED PARTY TRANSACTIONS
The Company has recorded aggregate management fee charges and expenses from CCMP and Oak Hill Funds of $270 and $577 for the years ended December 25, 2021 and December 26, 2020, respectively. Subsequent to the Merger, the Company is no longer being charged management fees, see Note 3 - Merger Agreement for additional details. Two members of our Board of Directors, Rich Zannino and Joe Scharfenberger, are partners at CCMP. Another director, Teresa Gendron, is the CFO of Jefferies.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. Rental expense for the lease of this facility was $205 for the year ended December 31, 2022 and $351 for the years ended December 25, 2021 and December 26, 2020. The building was sold to a third party in 2022 and is an arms length transaction from the date of sale forward.
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
Sales to related parties, which are included in net sales, consist primarily of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $687 for the year ended December 31, 2022. There were no such sales made throughout 2021 and 2020.

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
The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price of OZCO.

52| December 31, 2022 Form 10-K

Accounts receivable	$1,341
Inventory	3,435
Other current assets	26
Property and equipment	595
Goodwill	9,093
Customer relationships	23,500
Trade names	2,600
Technology	4,000
Total assets acquired	$44,590
Less:
Liabilities assumed	(4,756)
Total purchase price	$39,834
Pro forma financial information has not been presented for OZCO as their associated financial results are insignificant to the financial results of the Company.
Other Acquisitions
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
On March 7, 2022, the Company completed its acquisition of the Irvine, California-based Monkey Hook, LLC ("Monkey Hook") for a total purchase price of $2,800, which includes $300 in hold-back that remains payable to the seller. Monkey Hook products are designed to hang artwork on drywall where no stud is present. Monkey Hook sells its products throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment and have been determined to be immaterial for purposes of additional disclosure.

7. INCOME TAXES
Loss before income taxes are comprised of the following components for the periods indicated:

	Year Ended December 31, 2022	Year Ended December 25, 2021	Year Ended December 26, 2020
United States based operations	$(32,817)	$(56,597)	$(30,083)
Non-United States based operations	18,150	6,481	(3,855)
Loss before income taxes	$(14,667)	$(50,116)	$(33,938)

53| December 31, 2022 Form 10-K

Below are the components of the Company's income tax expense (benefit) for the periods indicated:

	Year Ended December 31, 2022	Year Ended December 25, 2021	Year Ended December 26, 2020
Current:
Federal & State	$1,838	$894	$629
Foreign	177	746	(49)
Total current	2,015	1,640	580
Deferred:
Federal & State	(4,648)	(13,651)	(7,625)
Foreign	4,406	664	(1,356)
Total deferred	(242)	(12,987)	(8,981)
Valuation allowance	(4)	(437)	(1,038)
Income tax expense (benefit)	$1,769	$(11,784)	$(9,439)

The Company has U.S. federal net operating loss (“NOL”) carryforwards totaling $79,396 as of December 31, 2022 that are available to offset future taxable income. Of the $79,396 of federal carryforwards, $41,470 was generated before January 1, 2018 and expire from 2032 to 2036. The remaining $37,926 can be carried forward indefinitely but is subject to an 80% taxable income limitation. A portion of the U.S. federal NOLs were acquired with the MinuteKey purchase in 2018. The MinuteKey NOLs are subject to limitation under IRC §382 from current and prior ownership changes. In addition, the Company's Canadian subsidiary maintains an NOL carryforward of $2,507. These carryforwards expire from 2039 to 2040. Management anticipates utilizing all U.S. federal and foreign NOLs prior to their expiration.
The Company has state NOL carryforwards with an aggregate tax benefit of $3,793 which expire from 2022 to 2042. The Company maintains a valuation allowance of $51 for the state NOLs expected to expire prior to utilization.
The Company has $1,055 of general business tax credit carryforwards which expire from 2026 to 2042. A valuation allowance of $210 has been maintained for a portion of these tax credits. The Company has $769 of foreign tax credit carryforwards which expire from 2022 to 2026. A full valuation allowance has been established for these credits given insufficient foreign source income projections.
The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 31, 2022 and December 25, 2021:

54| December 31, 2022 Form 10-K

	December 31, 2022	December 25, 2021
	Non-current	Non-current
Deferred Tax Asset:
Inventory	$12,786	$17,590
Bad debt and other sales related reserves	1,868	2,029
Casualty loss reserve	606	685
Accrued bonus / deferred compensation	6,458	3,778
Deferred social security (CARES Act)	—	899
Interest limitation	37,709	30,094
Lease liabilities	19,843	23,008
Deferred revenue - shipping terms	354	320
Transaction costs	1,701	2,218
Deferred financing fees	867	—
Federal / foreign net operating loss	16,477	31,217
State net operating loss	3,793	4,123
Tax credit carryforwards	2,274	2,400
All other	1,487	1,233
Gross deferred tax assets	106,223	119,594
Valuation allowance for deferred tax assets	(1,030)	(1,034)
Net deferred tax assets	$105,193	$118,560
Deferred Tax Liability:
Intangible asset amortization	$192,989	$205,328
Property and equipment	28,647	27,722
Lease assets	18,129	21,446
Derivative security value	5,519	—
All other items	—	505
Deferred tax liabilities	$245,284	$255,001
Net deferred tax liability	$140,091	$136,441

Realization of the net deferred tax assets is dependent on the reversal of deferred tax liabilities. Although realization is not assured, management estimates it is more likely than not that the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. The Company maintains a valuation allowance of $51 on U.S. state NOLs due to the Company's inability to utilize the losses prior to expiration.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. It is not practicable to estimate the amount of additional tax that would be payable on the undistributed earnings that are considered permanently reinvested. Should management decide to repatriate the foreign earnings, the Company would need to adjust the income tax provision in the period the earnings will no longer be indefinitely invested outside the United States.

55| December 31, 2022 Form 10-K

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year Ended December 31, 2022	Year Ended December 25, 2021	Year Ended December 26, 2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	(7.1)%	(1.3)%	0.6%
State and local income taxes, net of U.S. federal income tax benefit	2.9%	2.9%	5.7%
Change in valuation allowance	—%	0.9%	1.6%
Adjustment for change in tax law	5.4%	—%	—%
Permanent differences:
Acquisition and related transaction costs	(2.7)%	(2.2)%	—%
Decrease in fair value of warrant liability	—%	6.2%	—%
Global Intangible Low-Taxed Income ("GILTI")	(24.4)%	(0.5)%	—%
Reconciliation of tax provision to return	(0.2)%	(1.7)%	0.6%
Non-deductible compensation	(6.4)%	(1.9)%	(1.0)%
Reconciliation of other adjustments	(0.6)%	0.1%	(0.7)%
Effective income tax rate	(12.1)%	23.5%	27.8%
The Company's reserve for unrecognized tax benefits remains unchanged for the year ended December 31, 2022. A balance of $1,101 of unrecognized tax benefit is shown in the financial statements at December 31, 2022 as a reduction of the deferred tax asset for the Company's NOL carryforward.
The following is a summary of the changes for the periods indicated below:

	Year Ended December 31, 2022	Year Ended December 25, 2021	Year Ended December 26, 2020
Unrecognized tax benefits - beginning balance	$1,101	$1,101	$1,101
Gross increases - tax positions in current period	—	—	—
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Unrecognized tax benefits - ending balance	$1,101	$1,101	$1,101
Amount of unrecognized tax benefit that, if recognized would affect the Company's effective tax rate	$1,101	$1,101	$1,101
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. The Company is not under any significant audits for the period ended December 31, 2022. In general, our income tax returns for the years from 2008 through the current year remain open to examination by federal and state taxing authorities. In addition, our tax years of 2015 through current year remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which we have operations.

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

56| December 31, 2022 Form 10-K

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
As of December 25, 2021, the Company exercised and redeemed all of its warrants generating cash proceeds of $8 and cash paid of $47 and issuing 6,365 shares of Common Stock. Public and private warrant exercise activity and underlying Common Stock issued or surrendered for the year ended December 25, 2021 is:

	Public Warrants	Private Warrants	Total
Beginning balance as of July, 14 2021	16,666,628	8,000,000	24,666,628
Shares issued for cash exercises	(666)	—	(666)
Shares issued for cashless exercises	(16,199,169)	(8,000,000)	(24,199,169)
Shares redeemed by the Company	(466,793)	—	(466,793)
Ending balance as of December 25, 2021	—	—	—

57| December 31, 2022 Form 10-K

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

	December 31, 2022	December 25, 2021
Revolving loans	$72,000	$93,000
Senior Term Loan, due 2028	840,363	851,000
Finance leases & other obligations1	6,406	1,782
	$918,769	$945,782
Unamortized discount on Senior Term Loan	(5,012)	(5,948)
Current portion of long term debt and finance leases	(10,570)	(11,404)
Deferred financing fees	(18,551)	(21,899)
Total long term debt, net	$884,636	$906,531
(1) The Company entered into an agreement to finance warehouse fixtures and equipment. The agreement has an interest rate of 3.94% and will be repaid through August 31, 2027.
Revolving Loans and Term Loans
As of December 31, 2022, the ABL Revolver had an outstanding amount of $72,000 and outstanding letters of credit of $35,890. The Company has $197,582 of available borrowings under the revolving credit facility as a source of liquidity as of December 31, 2022 based on the customary asset-backed loan borrowing base and availability provisions.
On July 29, 2022, the Company amended the asset-based revolving credit agreement (the “ABL Revolver") with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto (the “ABL Credit Agreement”), increasing the aggregate commitments thereunder to $375.0 million and extended the maturity. Portions of the ABL Agreement are separately available for borrowing by the Company's United States subsidiary and Canadian subsidiary for $325.0 million and $50.0 million, respectively. The interest rate for the ABL Revolver is, at the discretion of the Company, adjusted SOFR (or a Canadian banker’s acceptance rate in the case of Canadian Dollar loans) plus a margin varying from 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian Dollar loans), plus a margin varying from 0.25% to 0.75% per annum based on availability, plus a 0.10% credit spread adjustment. The stated maturity date of the revolving credit commitments under the ABL Credit Agreement is July 29, 2027. The loans and other amounts outstanding under the ABL Credit Agreement and related documents are guaranteed by Hillman Solutions Corp., a wholly‑owned subsidiary of the Company, and, subject to certain exceptions, the Borrower’s wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the guarantors’ assets plus, solely in the case of the Canadian Borrower, its and its wholly-owned Canadian subsidiary’s assets, which is guaranteed by the Canadian portion under the ABL Credit Agreement.
On April 16, 2021, the Company acquired Oz Post International, LLC ("OZCO"). The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35,000 of incremental term loan funds to be used to finance the acquisition. See Note 6 - Acquisitions for additional information regarding the OZCO acquisition.
The aggregate minimum principal maturities of the long-term debt obligations for each of the five years following December 31, 2022 are as follows:

Year	Amount
2023	$8,902
2024	8,918
2025	8,934
2026	8,951
2027	80,623
Thereafter	797,812
Total	$914,140
Note that future finance lease payments were excluded from the maturity schedule above. Refer to Note 10 - Leases.

58| December 31, 2022 Form 10-K

2021 Refinancing
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
The interest rate on the Term Credit Agreement is, at the discretion of the Company, either the adjusted London Interbank Offered Rate ("LIBOR") rate plus a margin varying from 2.50% and 2.75% per annum or an alternate base rate plus a margin varying from 1.50% to 1.75% per annum. The Term Credit Agreement is payable in installments equal to 0.25% of the original principal amount and delayed draw with a balloon payment due on the maturity date of July 14, 2028. The term loans and other amounts outstanding under the Term Credit Agreement are guaranteed by the Company's wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the Guarantors' assets. The delayed draw term loan facility under the Term Credit Agreement may be used to finance permitted acquisitions and similar investments and to replenish cash and repay revolving credit loans previously used for permitted acquisitions.
In connection with the Term Credit Agreement, the Company recorded $23,432 in deferred financing fees and $6,380 in discounts which are recorded as long term debt on the Consolidated Balance Sheet. In connection with the ABL Amendment, the Company recorded $3,035 in deferred financing fees which are recorded as other non-current assets on the Consolidated Balance Sheet.
Additionally, the Company recorded a loss (gain) on extinguishment of debt for each debt instrument included in the refinancing as detailed below. The Company amended its interest rate swaps in connection with the refinancing, see Note 15 - Derivatives and Hedging for additional details.

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
6.375% Senior Notes, due 2022
On June 30, 2014, Hillman Group issued $330.0 million aggregate principal amount of its senior notes due July 15, 2022 (the “6.375% Senior Notes”), which are guaranteed by Hillman Solutions Corp. and its domestic subsidiaries other than the Hillman Group Capital Trust. Hillman Group pays interest on the 6.375% Senior Notes semi-annually on January 15 and July 15 of each fiscal year. The 6.375% senior notes were fully redeemed in 2021 in connection with the refinancing discussed above.
Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures

59| December 31, 2022 Form 10-K

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
The components of operating and finance lease cost for the year ended December 31, 2022 and December 25, 2021 were as follows:

	Year Ended December 31, 2022	Year Ended December 25, 2021
Operating lease cost	$19,670	$20,860
Short term lease costs	6,960	4,827
Variable lease costs	2,028	1,496
Finance lease cost:
Amortization of right of use assets	1,563	914
Interest on lease liabilities	122	123
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $28,658, $27,183 and $22,491 in the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at the commencement date in determining the

60| December 31, 2022 Form 10-K

present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2022 and December 25, 2021:

	December 31, 2022		December 25, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.13	2.65	6.60	2.60
Weighted average discount rate	7.22%	2.99%	7.88%	5.59%
Supplemental balance sheet information related to the Company's finance leases as of December 31, 2022 and December 25, 2021:

	December 31, 2022	December 25, 2021
Finance lease assets, net, included in property plant and equipment	$4,540	$1,768

Current portion of long-term debt	1,862	767
Long-term debt, less current portion	2,767	1,015
Total principal payable on finance leases	$4,629	$1,782

Supplemental cash flow information related to our operating leases was as follows for the years ended December 31, 2022 and December 25, 2021:

	Year Ended December 31, 2022	Year Ended December 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$19,377	$19,767
Operating cash outflow from finance leases	119	127
Financing cash outflow from finance leases	1,470	938

As of December 31, 2022, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of December 31, 2022:

	Operating Leases	Finance Leases
Less than one year	$16,947	$1,977
1 to 2 years	14,784	1,646
2 to 3 years	14,218	1,048
3 to 4 years	13,549	112
4 to 5 years	11,549	13
After 5 years	18,885	—
Total future minimum rental commitments	89,932	4,796
Less - amounts representing interest	(16,291)	(167)
Present value of lease liabilities	$73,641	$4,629

In the first quarter of 2023 the Company began an additional operating lease for a new property located in Shannon, Georgia for the purposes of office, warehouse, and distribution. The estimated future minimum rental commitments are approximately $26,721. In addition, on February 1, 2023, the Company began a new operating lease for a distribution center located in Belton, Missouri. The estimated future minimum rental commitments are approximately $13,636.

61| December 31, 2022 Form 10-K

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
As of December 31, 2022 and December 25, 2021, the Company's Consolidated Balance Sheets included $1,155 and $1,686, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company's current and former employees. The current portion of the restricted investments was $17 and $138 as of December 31, 2022 and December 25, 2021, respectively, and is included in other current assets on the accompanying Consolidated Balance Sheets. The assets held in the NQDC are classified as an investment in trading securities, accordingly, the investments are marked-to-market, see Note 16 - Fair Value Measurements for additional detail.
During the years ended December 31, 2022, December 25, 2021, and December 26, 2020, distributions from the deferred compensation plan aggregated $228, $633, and $527, respectively.
12. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
Hillman Solutions Corp. has one class of common stock.
Accumulated Other Comprehensive Loss
The following is the detail of the change in the Company's accumulated other comprehensive loss from December 28, 2019 to December 31, 2022 including the effect of significant reclassifications out of accumulated other comprehensive loss (net of tax):

62| December 31, 2022 Form 10-K

Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(32,040)
Other comprehensive income before reclassifications	2,652
Amounts reclassified from other comprehensive income¹	—
Net current period other comprehensive loss	2,652
Balance at December 26, 2020	(29,388)
Other comprehensive income before reclassifications	1,849
Amounts reclassified from other comprehensive income²	385
Net current period other comprehensive income	2,234
Balance at December 25, 2021	(27,154)
Other comprehensive loss before reclassifications	10,524
Amounts reclassified from other comprehensive income[3]	(4,394)
Net current period other comprehensive income	6,130
Balance at December 31, 2022	$(21,024)
1.In the year December 26, 2020, there were no amounts reclassified into other comprehensive income.
2.During the year ended December 25, 2021, the Company obtained and amended its interest rate swap agreements to hedge against effective cash flows (i.e. interest payments) on floating-rate debt associated with the Company's new Term Credit Agreement. In accordance with ASC 815, derivatives designated and that qualify as cash flow hedges of interest rate risk record the associated gain or loss within other comprehensive income. For the year ended December 25, 2021, the Company deferred a gain of $2,982, reclassified a loss of $385 and a net of tax of $850 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 15 - Derivatives and Hedging for additional information on the interest rate swaps.
3.For the year ended December 31, 2022, the Company deferred a gain of $22,771, reclassified a gain of $4,394 and tax of $4,631 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 15 - Derivatives and Hedging for additional information on the interest rate swaps.
13. STOCK-BASED COMPENSATION
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
At the Closing, each outstanding option to acquire common stock of Hillman Holdco (a “Hillman Holdco Option”), whether vested or unvested, was assumed by New Hillman and converted into an option to purchase common stock of New Hillman (“New Hillman Option”) with substantially the same terms and conditions (including expiration date and exercise provisions) as applicable to the Hillman Holdco Option immediately prior to the Closing, except both the number of shares and the exercise price were modified using the conversion ratio at closing. Each New Hillman Option is generally subject to the same vesting conditions as the Hillman Holdco Option from which it was converted, except that the performance-based vesting conditions of any Hillman Holdco Option granted prior to 2021 were adjusted such that the performance-based portion of the associated New Hillman Option will vest upon certain pre-established stock price hurdles. For all time based options and performance options granted during 2021 the change in fair value was immaterial and as such no additional compensation cost was recognized. For the performance options granted prior, the modification of the vesting criteria resulted in $11,482 of additional compensation expense, $8,228 of which was recognized in 2021 and $3,254 was recognized in the year ended December 31, 2022.

63| December 31, 2022 Form 10-K

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
A summary of the stock option activity under the 2014 Equity Inventive Plan for the year ended December 31, 2022 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Exercise Price per Share (in whole dollars)	Weighted Avg. Remaining Contractual Term
Outstanding at December 25, 2021	13,476	8.15	7.14 years
Granted	—
Exercised	(182)
Forfeited or expired	(757)
Outstanding at December 31, 2022	12,537	8.14	6.23 years
Exercisable at December 31, 2022	7,119	8.07	6.13 years
In fiscal year ended December 31, 2022, 182 options were exercised. In fiscal year ended December 25, 2021, 435 options were exercised. In fiscal year ended December 26, 2020, 7,333 options were exercised.
Stock option compensation expense of $8,144, $13,634, and $3,960 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively. As of December 31, 2022, there was $5,515 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 1.19 years.
The weighted-average grant-date fair value of share options granted during the years 2021 and 2020 was $3.23, and $2.55, respectively. The total intrinsic value of share options exercised during the years ended 2022, 2021, and 2020 was $893, $1,594, and $2,193, respectively.
Restricted Stock Awards
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

64| December 31, 2022 Form 10-K

A summary of the restricted stock activity under the 2014 Equity Incentive Plan for the year ended December 31, 2022 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Unvested at December 25, 2021	89	$7.09
Awarded	—
Vested	(89)
Forfeited or expired	—
Unvested at December 31, 2022	—	$—
Restricted stock compensation expense of $346, $624, and $1,165 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.
Restricted Stock Units
The Restricted Stock Units ("RSUs") granted to employees for service generally vest after three years, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date.
A summary of the restricted stock unit activity under the 2014 Equity Incentive Plan for the year ended December 31, 2022 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 25, 2021	323	$10.00
Granted	—
Vested	—
Forfeited or expired	(111)
Outstanding at December 31, 2022	212	$10.00
Restricted stock compensation expense of $357 and $661 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the fiscal year ended December 31, 2022 and December 25, 2021, respectively. As of December 31, 2022, there was $763 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 1.08 years.
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
The following table summarizes the key assumptions used in the valuation model for valuing the Company's stock compensation awards under the 2021 Equity Incentive Plan:

Dividend yield	0%
Risk free interest rate	1.71%
Expected volatility	30.00%
Expected terms	6.25 years

65| December 31, 2022 Form 10-K

Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on specified targets such as Company performance and Company stock price hurdles.
A summary of the stock option activity under the 2021 Equity Inventive Plan for the year ended December 31, 2022 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Exercise Price per Share (in whole dollars)	Weighted Avg. Remaining Contractual Term
Outstanding at December 25, 2021	—	$—	—
Granted	781
Exercised	—
Forfeited or expired	(30)
Outstanding at December 31, 2022	751	$9.98	9.08 years
Exercisable at December 31, 2022	—	$—	—
In fiscal year ended December 31, 2022 and December 25, 2021 no options were exercised.
Stock option compensation expense of $543 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022. In December 25, 2021 and December 26, 2020 there was not any stock compensation expense. As of December 31, 2022, there was $1,699 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 3.08 years.
The weighted-average grant-date fair value of share options granted during the years 2022 was $3.29.
Restricted Stock Units
The RSUs granted to employees for service generally vest after three years, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date or the date of the annual meeting following the grant date, whichever is earlier.
A summary of the restricted stock unit activity under the 2021 Equity Incentive Plan for the year ended December 31, 2022 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 25, 2021	73	$11.75
Granted	1,152
Vested	(50)
Forfeited or expired	(66)
Outstanding at December 31, 2022	1,109	$9.85
Restricted stock compensation expense of $3,810 and $336 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the fiscal year ended December 31, 2022 and December 25, 2021, respectively. As of December 31, 2022, there was $7,416 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 1.99 years.
2021 Employee Stock Purchase Plan
Our Employee Stock Purchase Plan ("ESPP") became effective on July 14, 2021, in which 1,140,754 shares of common stock were available for issuance under the ESPP. Under the ESPP, eligible employees are granted options to purchase shares of common stock at 85% of the fair market value at the time of exercise. The option period commences on the first payroll date in January, April, July, and October of each year and ends approximately three months later on the last business day in March, June, September or December. No employee may be granted an option under the Plan if, immediately after the option is granted, the employee would own stock possessing five

66| December 31, 2022 Form 10-K

percent or more of the total combined voting power or value of all classes of stock of the Company. The first option period began on January 1, 2022 and the first purchase was made in April of 2022.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the December 31, 2022, there was approximately $314 of compensation expense related to the ESPP.

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

	Year Ended December 31, 2022
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(16,436)	194,249	$(0.08)
Dilutive effect of stock options and awards	—	—	—
Dilutive effect of warrants	—	—	—
Net loss per diluted common share	$(16,436)	194,249	$(0.08)

	Year Ended December 25, 2021
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(38,332)	134,699	$(0.28)
Dilutive effect of stock options and awards	—	—	—
Dilutive effect of warrants	—	—	—
Net loss per diluted common share	$(38,332)	134,699	$(0.28)

	Year Ended December 26, 2020
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(24,499)	89,891	$(0.27)
Dilutive effect of stock options and awards	—	—	—
Dilutive effect of warrants	—	—	—
Net loss per diluted common share	$(24,499)	89,891	$(0.27)
Stock options and awards outstanding totaling 5,896, 1,886 and 7,310 were excluded from the computation for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively, as they would have had an antidilutive effect under the treasury stock method. Warrants of 10,540 were excluded from the computation for the year ended December 25, 2021 as they would have had an antidilutive effect under the treasury stock method.
15. DERIVATIVES AND HEDGING
FASB ASC 815, Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments, (2) how the entity accounts for derivative instruments and related hedged items, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments.
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

67| December 31, 2022 Form 10-K

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
On November 8, 2018, the Company entered into another new forward Interest Rate Swap Agreement ("2018 Swap 2") for $60,000 notional amount. The forward start date of the 2018 Swap 2 was November 30, 2018 and the termination date is November 30, 2022. The 2018 Swap 2 has a pay fixed interest rate of 3.1% plus the applicable interest rate margin of 4.0% for an effective rate of 7.1%. The 2018 Swap 2 was effectively terminated on July 16, 2021 in connection with the Merger as described in Note 3 - Merger Agreement. In accordance with ASC 815, the 2018 Swap 2 was not designated as a cash flow hedge and therefore changes in fair value were recorded in (gain) loss on mark-to-market adjustments on the Company's Statement of Comprehensive Loss.
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

68| December 31, 2022 Form 10-K

The following table summarizes the Company's derivatives financial instruments:

	Asset Derivatives			Liability Derivatives
		As of December 31, 2022	As of December 25, 2021		As of December 31, 2022	As of December 25, 2021
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other non-current assets	$8,705	$1,513	Other accrued expenses	$—	$(170)
2021 Swap 2	Other non-current assets	13,044	2,250	Other accrued expenses	—	(270)
2021 Swap 3	Other current assets	—	59	Other accrued expenses/other non-current liabilities	—	(1,880)
Total hedging instruments		$21,749	$3,822		$—	$(2,320)
During 2023, the Company estimates that an additional $14,636 will be reclassified as a decrease to interest expense/income. Additional information with respect to the fair value of derivative instruments is included in Note 16 - Fair Value Measurements.
Foreign Currency Forward Contracts
During fiscal 2022, 2021 and 2020 the Company entered into multiple foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$2,692 million and C$4,464 as of December 31, 2022 and December 25, 2021, respectively. The total fair value of the foreign currency forward contracts was $12 as of December 31, 2022 and $14 as of December 25, 2021, respectively, and was reported on the accompanying Consolidated Balance Sheets in other current liabilities. An increase in other income of $95 and decrease of $331 was recorded in the Consolidated Statements of Comprehensive Loss for the change in fair value during years ended December 31, 2022 and December 25, 2021, respectively.
The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in other (income) expense in the Consolidated Statements of Comprehensive Loss.
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

69| December 31, 2022 Form 10-K

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
The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Trading securities	$1,155	$—	$—	$1,155
Interest rate swaps	—	21,749	—	21,749
Foreign exchange forward contracts	—	12	—	12
Contingent consideration payable	—	—	11,063	11,063

	As of December 25, 2021
	Level 1	Level 2	Level 3	Total
Trading securities	$1,686	$—	$—	$1,686
Interest rate swaps	—	1,502	—	1,502
Foreign exchange forward contracts	—	14	—	14
Contingent consideration payable	—	—	12,347	12,347
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of December 31, 2022 and December 25, 2021, the Company's interest rate swaps were recorded on the accompanying Consolidated Balance Sheets in accordance with ASC 815.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of December 31, 2022 and December 25, 2021, the foreign exchange forward contracts were included in other current liabilities on the accompanying Consolidated Balance Sheets.
The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 in which the maximum payout for the contingent consideration is $25.0 million plus 1.8% of net knife-sharpening revenues for five years after the $25.0 million is fully paid and the Instafob acquisition in the first quarter of 2020 where payment is based on 5% of the net sales from 2020 through 2022 plus 1% of net sales from 2023 through 2029. Refer to Note 6 - Acquisitions for additional details. The estimated fair value of the contingent earn-out was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability's estimated value. As of December 31, 2022, the total contingent consideration for Resharp was recorded as $271 within other accrued expenses and $9,729 within other non-current liabilities on the accompanying Consolidated Balance Sheets. As of December 31, 2022, the total contingent consideration for Instafob was recorded as $922 within other accrued expenses and $141 within other non-current liabilities on the accompanying Consolidated Balance Sheets. As of December 25, 2021, the total contingent consideration was recorded as $477 within other accrued expenses and $11,870 within other non-current liabilities on the accompanying Consolidated Balance Sheets. The Company recorded a $890 decrease in the Resharp contingent consideration liability as of December 31, 2022 compared to December 25, 2021. The Company recorded a $238 decrease in the Instafob contingent consideration liability as of December 31, 2022 compared to December 25, 2021. The total decrease of $1,128 in value was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability as of December 31, 2022 compared to the prior valuation period and was recorded within other income in the Consolidated Statements of Comprehensive Loss.

70| December 31, 2022 Form 10-K

Cash, restricted investments, accounts receivable, short-term borrowings and accounts payable are reflected in the Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at December 31, 2022 and December 25, 2021, as the interest rate is variable and approximates current market rates.  The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at December 31, 2022 and December 25, 2021 because, while subject to a minimum LIBOR or SOFR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
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

	Year Ended December 25, 2021	Year Ended December 26, 2020
Facility consolidation (1)
Inventory valuation adjustments	$—	$596
Labor expense	—	682
Consulting and legal fees	26	192
Other expense	5	1,118
Rent and related charges	—	1,535
Severance	466	707
Total	$497	$4,830
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
The following represents the roll forward of restructuring reserves for the year ended December 31, 2022:

Severance and related expense
Balance as of December 26, 2020	$309
Restructuring charges	466
Cash paid	(436)
Balance as of December 25, 2021	$339
Restructuring charges	—
Cash paid	(182)
Balance as of December 31, 2022	$157
During the year ended December 31, 2022, the Company paid approximately $182 in severance related to the Canada Restructuring Plan.
United States Restructuring Plan

71| December 31, 2022 Form 10-K

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
The following represents a roll forward of the restructuring reserves for the year ended December 31, 2022:

Severance and related expense
Balance as of December 26, 2020	$825
Restructuring charges	111
Cash paid	(936)
Balance as of December 25, 2021	$—

During the year ended December 31, 2022, the Company did not have severance or related expense related to the United States Restructuring Plan.

18. COMMITMENTS AND CONTINGENCIES
The Company self-insures our general liability including products liability, automotive liability, and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's third-party risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,323 recorded for such risk insurance reserves is adequate as of December 31, 2022.
As of December 31, 2022, the Company has provided certain vendors and insurers letters of credit aggregating $35,890 related to our product purchases and insurance coverage of product liability, workers' compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,573 recorded for such group health insurance reserves is adequate as of December 31, 2022.
The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company could be

72| December 31, 2022 Form 10-K

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
Hy-Ko Litigation
On June 1, 2021, Hy-Ko Products Company LLC ("Hy-Ko"), a manufacturer of key duplication machines, filed a complaint for, among other things, patent infringement against Hillman Group in the United States District Court for the Eastern District of Texas (Marshall Division). The case was assigned Civil Action No. 2:21-cv-0197. Hy-Ko's complaint alleged that Hillman's KeyKrafter and PKOR key duplication machines infringed certain patents, and sought damages and injunctive relief against Hillman Group.
On October 7, 2022, following a jury trial commencing October 3, 2022, the jury rendered a verdict finding that Hillman infringed two Hy-Ko patents, but also found that there was no willfulness in the infringement. The jury awarded Hy-Ko a one-time lump sum royalty payment of $16.0 million.
Following the verdict, on December 28, 2022, Hillman and Hy-Ko entered into a confidential settlement agreement that finally resolved all claims in the litigation (including those related to the jury verdict) and on January 4, 2023, the Court granted the parties’ joint stipulation dismissing all claims in the litigation with prejudice. The terms of the settlement agreement include an $18.5 million payment from Hillman to Hy-Ko (in lieu of the $16.0 million jury verdict) and protection from any potential future patent infringement claims between the parties relating to key duplication or key identification through 2032.
KeyMe Litigation
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
In addition to the matters described above, we are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

19. STATEMENT OF CASH FLOWS
Supplemental disclosures of cash flows information are presented below:

	Year Ended December 31, 2022	Year Ended December 25, 2021	Year Ended December 26, 2020
Cash paid during the period for:
Interest on junior subordinated debentures	$—	$7,542	$12,329
Interest	55,829	64,522	81,024
Income taxes, net of refunds	2,993	2,500	(301)
The Company fully repaid the junior subordinated debentures in connection with the Merger in 2021. See Note 9 - Long-Term Debt for additional details.

73| December 31, 2022 Form 10-K

20. CONCENTRATION OF CREDIT RISKS
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers, with the exception of the two below customers, comprising the Company's customer base and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.
For the year ended December 31, 2022, the largest two customers accounted for 45.7% of total revenues and 40.2% of the year-end accounts receivable balance. For the year ended December 25, 2021, the largest two customers accounted for 47.6% of total revenues and 47.0% of the year-end accounts receivable balance. No other customer accounted for more than 10% of the Company's accounts receivables in 2022, 2021, nor 2020.
In each of the years ended December 31, 2022, December 25, 2021, and December 26, 2020, the Company derived over 10% of its total revenues from two separate customers which operated in each of the operating segments. The following table presents revenue from each customer as a percentage of total revenue for each of the years ended:

	Year Ended December 31, 2022	Year Ended December 25, 2021	Year Ended December 26, 2020
Lowe's	21.7%	20.6%	22.5%
Home Depot	24.0%	27.0%	26.5%

21. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
The Company's segment reporting structure uses the Company's management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of December 31, 2022.
The segments are as follows:
•Hardware and Protective Solutions
•Robotics and Digital Solutions
•Canada
The Hardware and Protective Solutions segment distributes fasteners and related hardware items, threaded rod, personal protective equipment, and letters, numbers, and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States and Mexico.
The Robotics and Digital Solutions segment consists of key duplication and engraving kiosks that can be operated directly by the consumer. The kiosks operate in retail and other high-traffic locations offering customized licensed and unlicensed products targeted to consumers in the respective locations. It also includes our associate-assisted key duplication systems and key accessories. The Robotics and Digital Solutions segment also includes Resharp, our robotic knife sharpening business, and Instafob, which specializes in RFID ("Radio Frequency Identification") key duplication technology.
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

74| December 31, 2022 Form 10-K

from operations is defined as income from operations before interest and tax expenses. Segment revenue excludes sales between segments, which is consistent with the segment revenue information provided to the Company's Chief Operating Decision Maker ("CODM").
The table below presents revenues and income (loss) from operations for the reportable segments for the years ended December 31, 2022, December 25, 2021, and December 26, 2020.

	Year Ended December 31, 2022	Year Ended December 25, 2021	Year Ended December 26, 2020
Revenues
Hardware and Protective Solutions	$1,076,813	$1,024,974	$1,024,392
Robotics and Digital Solutions	249,897	249,528	209,287
Canada	159,618	151,465	134,616
Total revenues	$1,486,328	$1,425,967	$1,368,295
Segment Income from Operations
Hardware and Protective Solutions	$20,884	$(17,185)	$67,313
Robotics and Digital Solutions	3,616	23,558	3,177
Canada	15,393	3,941	(4,724)
Total segment income from operations	$39,893	$10,314	$65,766

75| December 31, 2022 Form 10-K

Financial Statement Schedule:
Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

Deducted From Assets in Balance Sheet
Allowance for Doubtful Accounts
Ending Balance - December 28, 2019	$1,891
Additions charged to cost and expense	1,378
Deductions due to:
Others	(874)
Ending Balance - December 26, 2020	2,395
Additions charged to cost and expense	522
Deductions due to:
Others	(26)
Ending Balance - December 25, 2021	2,891
Additions charged to cost and expense	973
Deductions due to:
Others	(1,459)
Ending Balance - December 31, 2022	$2,405

76| December 31, 2022 Form 10-K

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
.

ITEM 9A – CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to Hillman Solutions Corp. required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.
Management has concluded that the company’s consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
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

77| December 31, 2022 Form 10-K

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2022. Management's report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

78| December 31, 2022 Form 10-K

Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hillman Solutions Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hillman Solutions Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

79| December 31, 2022 Form 10-K

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 27, 2023

80| December 31, 2022 Form 10-K

Changes in Internal Control over Financial Reporting.
There were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as otherwise described above in this Item 9A.

ITEM 9B – OTHER INFORMATION.
None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Information about our directors and officers may be found under the captions “Election of Directors” and “Directors and Executive Officers” in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). Information about our Audit Committee may be found under the caption “Committees of the Board of Directors” in the Proxy Statement. That information is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other finance organization employees. The code of ethics is publicly available on our website at www.hillmangroup.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

ITEM 11 – EXECUTIVE COMPENSATION.
The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2023 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

81| December 31, 2022 Form 10-K

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted-average exercise price of outstanding options and awards	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in common (a))
Equity Compensation plans approved by shareholders	14,609,656	8.25	6,119,890
Equity Compensation plans not approved by shareholders	—	—	—
Total	14,609,656	8.25	6,119,890
The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2023 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
This information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2023 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our independent registered public accounting firm is Deloitte & Touche LLP, Cincinnati, OH, Auditor Firm ID: 34.
The information required by this Item is set forth in the section entitled Ratification of the Appointment of Hillman’s Independent Auditor in the 2023 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Documents Filed as a Part of the Report:

82| December 31, 2022 Form 10-K

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

2.2+
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

3.2	Amended and Restated Bylaws of Hillman Solutions Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).
4.1	Description of the Company’s Registered Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).
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

10.3*	Hillman Solutions Corp. 2021 Equity Incentive Plan, dated July 14, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).
10.4*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).
10.5*	Hillman Solutions Corp. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).
10.6*	Hillman Solutions Corp. 2021 Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).
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

10.11*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Hillman Solutions Corp. 2021 Equity Incentive Plan (filed herewith).
10.12*
Employment Agreement between Robert Kraft and The Hillman Group, Inc., dated October 2, 2017 (incorporated by reference to Exhibit 10.1 of The Hillman Companies, Inc.’s Current Report on Form 8-K, filed with the SEC on October 6, 2017).

10.13*
Employment Agreement between Douglas J. Cahill and The Hillman Group, Inc., dated July 25, 2019 (incorporated by reference to Exhibit 10.12 of The Hillman Companies, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 27, 2020).

10.14*
Employment Agreement between Randall Fagundo and The Hillman Group, Inc., dated August 10, 2018 (incorporated by reference to Exhibit 10.13 of The Hillman Companies, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 28, 2019).

83| December 31, 2022 Form 10-K

10.15*
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

10.17*
Amendment to Employment Agreement between Scott Ride and The Hillman Group Canada ULC., dated June 10, 2015 (incorporated by reference to Exhibit 10.12 of The Hillman Companies, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2018)

10.18*
Employment Agreement between Gary Seeds and The Hillman Group, Inc., dated April 21, 2010, as amended by that certain Amendment to Employment Agreement, dated June 10, 2015 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).

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

10.20+
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

10.21+
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

10.22+
Amendment No. 3 to the ABL Credit Agreement, dated as of July 29, 2022, by and among The Hillman Companies, Inc., The Hillman Group, Inc., The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 3, 2022).

10.23+
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

10.24*	HMAN Group Holdings, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of The Hillman Companies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2014).
10.25*
Form of HMAN Group Holdings, Inc. 2014 Equity Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.2 of Hillman Companies, Inc.’s Current Report on Form 8-K filed with the SEC on December 4, 2014).

10.26*
Form of Notice to the Holders of Stock Options Under the HMAN Group Holdings, Inc. 2014 Equity Incentive Plan, dated July 15, 2021 (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).

10.27*
Form of HMAN Group Holdings, Inc. 2014 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022)

10.28*
Form of Notice to the Holders of Restricted Stock Units Under the HMAN Group Holdings, Inc. 2014 Equity Incentive Plan, dated July 15, 2021 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).

10.29*
Form of HMAN Group Holdings, Inc. 2014 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).

10.30*
Form of Notice to the Holders of Restricted Stock Under the HMAN Group Holdings, Inc. 2014 Equity Incentive Plan, dated July 15, 2021 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).

10.31*
The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated effective as of January 1, 2003) (incorporated by reference to Exhibit 10.1 of The Hillman Companies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004).

10.32*
First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of The Hillman Companies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004).

10.33*	Hillman Solutions Corp. Non-Employee Director Deferred Compensation Program, adopted December 12, 2022, with respect to the Hillman Solutions Corp. 2021 Equity Incentive Plan. (filed herewith).

84| December 31, 2022 Form 10-K

21.1	List of Subsidiaries (filed herewith). (As of December 31, 2022).
23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm for the Company (filed herewith).
23.2	Consent of KMPG LLP, prior year independent registered accounting firm for the Company (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (filed herewith).
 * Indicates management contract or any compensatory plan, contract or arrangement.
+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

85| December 31, 2022 Form 10-K

ITEM 16 – FORM 10-K SUMMARY.
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN SOLUTIONS CORP.

Dated:	February 27, 2023	By:	/s/ Robert O. Kraft
Robert O. Kraft
		Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Douglas J. Cahill	Principal Executive Officer, Chairman and Director	February 27, 2023
Douglas J. Cahill
/s/ Robert O. Kraft	Principal Financial Officer	February 27, 2023
Robert O. Kraft
/s/ Anne S. McCalla	Chief Accounting Officer	February 27, 2023
Anne S. McCalla
/s/ Diana Dowling	Director	February 27, 2023
Diana Dowling
/s/ Teresa S. Gendron	Director	February 27, 2023
Teresa S. Gendron
/s/ Aaron P. Jagdfeld	Director	February 27, 2023
Aaron P. Jagdfeld
/s/ Daniel O'Leary	Director	February 27, 2023
Daniel O'Leary
/s/ David A. Owens	Director	February 27, 2023
David A. Owens
/s/ Joseph M. Scharfenberger, Jr.	Director	February 27, 2023
Joseph M. Scharfenberger, Jr.
/s/ John Swygert	Director	February 27, 2023
John Swygert
/s/ Philip K. Woodlief	Director	February 27, 2023
Philip K. Woodlief
/s/ Richard F. Zannino	Director	February 27, 2023
Richard F. Zannino

86| December 31, 2022 Form 10-K