Form 10-Q
period 2023-04-01
Hillman Solutions Corp.
filed 2023-05-09
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 5, 2023, 194,620,190 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$34,750	$31,081
Accounts receivable, net of allowances of $2,303 ($2,405 - 2022)	121,148	86,985
Inventories, net	450,899	489,326
Other current assets	30,095	24,227
Total current assets	636,892	631,619
Property and equipment, net of accumulated depreciation of $343,269 ($333,452 - 2022)	191,933	190,258
Goodwill	824,139	823,812
Other intangibles, net of accumulated amortization of $430,005 ($414,275 - 2022)	719,268	734,460
Operating lease right of use assets	95,788	66,955
Other assets	18,766	23,586
Total assets	$2,486,786	$2,470,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143,230	$131,751
Current portion of debt and financing lease liabilities	10,884	10,570
Current portion of operating lease liabilities	13,448	12,285
Accrued expenses:
Salaries and wages	13,719	15,709
Pricing allowances	9,967	9,246
Income and other taxes	5,208	5,300
Interest	480	697
Other accrued liabilities	24,670	29,854
Total current liabilities	221,606	215,412
Long-term debt	878,224	884,636
Deferred tax liabilities	137,558	140,091
Operating lease liabilities	89,486	61,356
Other non-current liabilities	13,780	12,456
Total liabilities	$1,340,654	$1,313,951
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 194,548,420 issued and outstanding at April 1, 2023 and 194,548,411 issued and outstanding at December 31, 2022	20	20
Additional paid-in capital	1,407,068	1,404,360
Accumulated deficit	(235,749)	(226,617)
Accumulated other comprehensive loss	(25,207)	(21,024)
Total stockholders' equity	1,146,132	1,156,739
Total liabilities and stockholders' equity	$2,486,786	$2,470,690
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | April 1, 2023 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended April 1, 2023	Thirteen Weeks Ended March 26, 2022
Net sales	$349,707	363,013
Cost of sales (exclusive of depreciation and amortization shown separately below)	204,509	213,273
Selling, warehouse, general and administrative expenses	111,065	114,538
Depreciation	16,705	13,254
Amortization	15,572	15,521
Other expense (income), net	767	(2,422)
Income from operations	1,089	8,849
Interest expense, net	18,077	11,628
Loss before income taxes	(16,988)	(2,779)
Income tax benefit	(7,856)	(892)
Net loss	$(9,132)	$(1,887)

Basic and diluted loss per share	$(0.05)	$(0.01)
Weighted average basic and diluted shares outstanding	194,548	194,007

Net loss from above	$(9,132)	$(1,887)
Other comprehensive (loss) income:
Foreign currency translation adjustments	959	3,735
Hedging activity	(5,142)	8,413
Total other comprehensive (loss) income	(4,183)	12,148
Comprehensive (loss) income	$(13,315)	$10,261

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | April 1, 2023 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended April 1, 2023	Thirteen Weeks Ended March 26, 2022
Cash flows from operating activities:
Net loss	$(9,132)	$(1,887)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	32,277	28,775
Deferred income taxes	(2,594)	1,293
Deferred financing and original issue discount amortization	1,332	1,299
Stock-based compensation expense	2,637	6,018
Loss on disposal of property and equipment	82	—
Change in fair value of contingent consideration	1,715	(1,470)
Changes in operating items:
Accounts receivable, net	(33,963)	(22,304)
Inventories, net	38,871	(29,529)
Other assets	(5,934)	(3,854)
Accounts payable	11,406	9,910
Other accrued liabilities	(5,190)	8,207
Net cash provided by (used for) operating activities	31,507	(3,542)
Cash flows from investing activities:
Acquisition of business, net of cash received	(300)	(2,500)
Capital expenditures	(18,111)	(12,541)
Other investing activities	(113)	—
Net cash used for investing activities	(18,524)	(15,041)
Cash flows from financing activities:
Repayments of senior term loans	(2,128)	(2,128)
Borrowings on revolving credit loans	39,000	70,000
Repayments of revolving credit loans	(44,000)	(43,000)
Principal payments under finance lease obligations	(494)	(259)
Proceeds from exercise of stock options	—	328
Payments of contingent consideration	(1,079)	(38)
Other financing activities	(58)	—
Cash payments related to hedging activities	—	(467)
Net cash (used for) provided by financing activities	(8,759)	24,436
Effect of exchange rate changes on cash	(555)	(1,083)
Net increase in cash and cash equivalents	3,669	4,770
Cash and cash equivalents at beginning of period	31,081	14,605
Cash and cash equivalents at end of period	$34,750	$19,375
Supplemental disclosure of cash flow information:
Interest paid	$15,059	$9,681
Income taxes paid	472	370
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | April 1, 2023 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Income) Loss	Total Stockholders' Equity
Thirteen weeks ended April 1, 2023
Balance at December 31, 2022	194,548	$20	$1,404,360	$(226,617)	$(21,024)	$1,156,739
Net loss	—	—	—	(9,132)	—	(9,132)
Stock option activity, stock awards and employee stock purchase plan	—	—	2,708	—	—	2,708
Hedging activity	—	—	—	—	(5,142)	(5,142)
Change in cumulative foreign currency translation adjustment	—	—	—	—	959	959
Balance at April 1, 2023	194,548	$20	$1,407,068	$(235,749)	$(25,207)	$1,146,132

Thirteen weeks ended March 26, 2022
Balance at December 25, 2021	193,995	$20	$1,387,410	$(210,181)	$(27,154)	$1,150,095
Net loss	—	—	—	(1,887)	—	(1,887)
Stock option activity, stock awards and employee stock purchase plan	53	—	6,018	—	—	6,018
Hedging activity	—	—	—	—	8,413	8,413
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,735	3,735
Balance at March 26, 2022	194,048	$20	$1,393,428	$(212,068)	$(15,006)	$1,166,374
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | April 1, 2023 Form 10-Q

1. BASIS OF PRESENTATION

The accompanying condensed financial statements include the consolidated accounts of the Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen weeks ended April 1, 2023. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended April 1, 2023 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 31, 2022 and notes thereto included in the Form 10-K filed on February 27, 2023 with the Securities and Exchange Commission (“SEC”).
Nature of Operations:
The Company is comprised of three separate operating business segments: (1) Hardware and Protective Solutions, (2) Robotics and Digital Solutions, and (3) Canada.
In the first quarter of 2023, the Company realigned its Canada segment to include the Canada-based Protective Solutions and MinuteKey businesses, which are now operating under the Canada segment leadership team. Previously, the results of the Canada-based Protective Solutions business were reported in the Hardware and Protective Solutions segment and the Canada-based MinuteKey business was reported in the Robotics and Digital Solutions segment and were operating under those respective segment leadership teams. See Note 16 - Segment Reporting for additional information.
Hillman provides and, on a limited basis, produces products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; personal protective equipment such as gloves and eyewear; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors.
Reclassifications:
Certain amounts in the prior year Consolidated Financial Statements and in the Notes to Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior periods’ statement of financial position, net income (loss), cash flows, or stockholder’s equity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K filed on February 27, 2023 with the SEC.
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

5 | April 1, 2023 Form 10-Q

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

The following table displays our disaggregated revenue by product category. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

Thirteen weeks ended April 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$204,974	$—	$31,221	$236,195
Personal Protective	48,877	—	1,613	50,490
Keys and Key Accessories	—	48,548	1,941	50,489
Engraving and Resharp	—	12,518	15	12,533
Consolidated	$253,851	$61,066	$34,790	$349,707

Thirteen weeks ended March 26, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$190,063	$—	$32,913	$222,976
Personal Protective	75,314	—	2,228	77,542
Keys and Key Accessories	—	47,537	1,504	49,041
Engraving and Resharp	—	13,440	14	13,454
Consolidated	$265,377	$60,977	$36,659	$363,013

6 | April 1, 2023 Form 10-Q

The following table disaggregates our revenue by geographic location. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

Thirteen weeks ended April 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$249,468	$61,066	$—	$310,534
Canada	—	—	34,790	34,790
Mexico	4,383	—	—	4,383
Consolidated	$253,851	$61,066	$34,790	$349,707

Thirteen weeks ended March 26, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$261,811	$60,977	$—	$322,788
Canada	—	—	36,659	36,659
Mexico	3,566	—	—	3,566
Consolidated	$265,377	$60,977	$36,659	$363,013

The Company's revenue by geography is allocated based on the location of its sales operations.

Hardware and Protective Solutions revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, and personal protective equipment such as gloves and eyewear, as well as in-store merchandising services for the related product category.

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

The costs to obtain a contract are insignificant, and generally contract terms do not extend beyond one year. Therefore, these costs are expensed as incurred. Freight and shipping costs and the cost of our in-store merchandising services teams are recognized in selling, warehouse, general, and administrative expense when control over products is transferred to the customer.

The Company used the practical expedient regarding the existence of a significant financing component as payments are due in less than one year after delivery of the products.

7 | April 1, 2023 Form 10-Q

3. RECENT ACCOUNTING PRONOUNCEMENTS
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
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform to expand the scope of ASU 2020-04 by allowing an entity to apply the optional expedients, by stating that a change to the interest rate used for margining, discounting or contract price alignment for a derivative is not considered to be a change to the critical terms of the hedging relationship that requires designation. The entity may apply the contract modification relief provided in ASU 2020-04 and continue to account for the derivative in the same manner that existed prior to the changes resulting from reference rate reform or the discounting transition. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.
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

4. ACQUISITIONS
On March 7, 2022, the Company completed its acquisition of the Irvine, California-based Monkey Hook, LLC ("Monkey Hook") for a total purchase price of $2,800, which included $300 in hold-back that remained payable to the seller as of December 31, 2022. In the first quarter of 2023, the hold-back of $300 was paid to satisfy the full purchase price. Monkey Hook products are designed to hang artwork on drywall where no stud is present. Monkey Hook sells its products throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.

8 | April 1, 2023 Form 10-Q

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2022				April 1, 2023
Hardware and Protective Solutions	$574,744	$—	$—	$304	$575,048
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	28,132	—	—	23	28,155
Total	$823,812	$—	$—	$327	$824,139
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.
Other intangibles, net, as of April 1, 2023 and December 31, 2022 consist of the following:

	Estimated Useful Life (Years)			April 1, 2023	December 31, 2022
Customer relationships	13	-	20	$963,987	$963,622
Trademarks - indefinite	Indefinite			85,334	85,275
Trademarks - other	7	-	15	31,387	31,387
Technology and patents	5	-	12	68,565	68,451
Intangible assets, gross				1,149,273	1,148,735
Less: Accumulated amortization				430,005	414,275
Other intangibles, net				$719,268	$734,460

The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen weeks ended April 1, 2023 was $15,572. Amortization expense for the thirteen weeks ended March 26, 2022 was $15,521.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen weeks ended April 1, 2023 and the thirteen weeks ended March 26, 2022, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.
6. COMMITMENTS AND CONTINGENCIES
The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,443 recorded for such risks is adequate as of April 1, 2023.
As of April 1, 2023, the Company has provided certain vendors and insurers letters of credit aggregating to $35,890 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

9 | April 1, 2023 Form 10-Q

The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,910 recorded for such risks is adequate as of April 1, 2023.
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

7. RELATED PARTY TRANSACTIONS
Hillman, Jefferies Financial Group Inc., certain other financial sponsors, CCMP Investors and the Oak Hill Investors entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the parties to the A&R Registration Rights Agreement agreed not to effect any sale or distribution of any equity securities of Hillman held by any of them during the lock-up period described therein and were granted certain registration rights with respect to their respective shares of Hillman common stock, in each case, on the terms and subject to the conditions therein. Two members of our Board of Directors, Rich Zannino and Joe Scharfenberger, are partners at CCMP. Another director, Teresa Gendron, was the CFO of Jefferies Financial Group until March 2023. Additionally, Oak Hill owned in excess of 5% of the Company’s outstanding securities at certain times in fiscal 2022.
Sales to related parties, which are included in net sales, consist primarily of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $265 for the thirteen weeks ended April 1, 2023 and $163 for the thirteen weeks ended March 26, 2022.

8. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen weeks ended April 1, 2023 and the thirteen weeks ended March 26, 2022, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax loss to calculate the income tax benefit.
For the thirteen weeks ended April 1, 2023, the effective income tax rate was 46.2%. The Company recorded an income tax benefit for the thirteen weeks ended April 1, 2023 of $7,856. The effective tax rate for the thirteen weeks ended April 1, 2023 was the result of GILTI from the Company's Canadian operations, certain non-deductible expenses, and state and foreign income taxes.
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

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

10 | April 1, 2023 Form 10-Q

	April 1, 2023	December 31, 2022
Revolving loans	$67,000	$72,000
Senior Term loan, due 2028	838,235	840,363
Finance lease & other obligations	6,367	6,406
	911,602	918,769
Unamortized discount on Senior Term loan	(4,781)	(5,012)
Current portion of long-term debt and financing lease liabilities	(10,884)	(10,570)
Deferred financing fees	(17,713)	(18,551)
Total long-term debt, net	$878,224	$884,636
As of April 1, 2023, the ABL Revolver had an outstanding amount of $67,000 and outstanding letters of credit of $35,890. The Company has $208,882 of available borrowings under the revolving credit facility as a source of liquidity as of April 1, 2023 based on the customary asset-backed loan borrowing base and availability provisions.
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
The components of operating and finance lease costs for the thirteen weeks ended April 1, 2023 and thirteen weeks ended March 26, 2022 were as follows:

	Thirteen weeks ended April 1, 2023	Thirteen weeks ended March 26, 2022
Operating lease costs	$5,447	$4,994
Short term lease costs	1,349	1,657
Variable lease costs	335	522
Finance lease costs:
Amortization of right of use assets	505	265
Interest on lease liabilities	36	26
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $7,131 in the thirteen weeks ended April 1, 2023 and $7,173 in the thirteen weeks ended March 26, 2022. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

11 | April 1, 2023 Form 10-Q

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of April 1, 2023 and December 31, 2022:

	April 1, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.92	2.55	6.13	2.65
Weighted average discount rate	7.23%	3.38%	7.22%	2.99%
Supplemental balance sheet information related to the Company's finance leases was as follows as of April 1, 2023 and December 31, 2022:

	April 1, 2023	December 31, 2022
Finance lease assets, net, included in property plant and equipment	$4,559	$4,540

Current portion of long-term debt	1,978	1,862
Long-term debt, less current portion	2,670	2,767
Total principal payable on finance leases	$4,648	$4,629
Supplemental cash flow information related to the Company's operating leases was as follows for the thirteen weeks ended April 1, 2023 and thirteen weeks ended March 26, 2022:

	Thirteen Weeks Ended April 1, 2023	Thirteen Weeks Ended March 26, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$4,872	$4,844
Operating cash outflow from finance leases	34	27
Financing cash outflow from finance leases	494	259
As of April 1, 2023, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of April 1, 2023:

	Operating Leases	Finance Leases
Less than one year	$19,479	$2,108
1 to 2 years	19,005	1,655
2 to 3 years	18,384	968
3 to 4 years	17,792	104
4 to 5 years	15,644	8
After 5 years	35,902	—
Total future minimum rental commitments	126,206	4,843
Less - amounts representing interest	(23,272)	(195)
Present value of lease liabilities	$102,934	$4,648
Lessor

12 | April 1, 2023 Form 10-Q

The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
11. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Common Stock
The Hillman Solutions Corp. has one class of common stock.
Accumulated Other Comprehensive Income (Loss)
The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 25, 2021 to April 1, 2023, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

Accumulated Other Comprehensive Income (Loss)
Balance at December 25, 2021	$(27,154)
Other comprehensive income before reclassifications	10,524
Amounts reclassified from other comprehensive income	(4,394)
Net current period other comprehensive income (1)	6,130
Balance at December 31, 2022	(21,024)
Other comprehensive income before reclassifications	(742)
Amounts reclassified from other comprehensive income (2)	(3,441)
Net current period other comprehensive income	(4,183)
Balance at April 1, 2023	$(25,207)
1.During the year ended December 31, 2022, the Company deferred a gain of $22,771, reclassified a gain of $4,394 and net of tax of $4,631 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the thirteen weeks ended April 1, 2023, the Company deferred a loss of $668, reclassified a gain of $3,441 net of tax of $1,031 into other comprehensive income due to hedging activities. The amounts reclassified out of other comprehensive income were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
12. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan had stock compensation expense of $1,291 and $5,756 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended April 1, 2023 and for the thirteen weeks ended March 26, 2022, respectively.
Stock Options

13 | April 1, 2023 Form 10-Q

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
The 2021 Equity Incentive Plan had stock compensation expense of $1,266 and $262 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended April 1, 2023 and for the thirteen weeks ended March 26, 2022, respectively.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen weeks ended April 1, 2023 and March 26, 2022, there was approximately $80 and $78, respectively, of compensation expense related to the ESPP.
13. EARNINGS PER SHARE
Basic earnings per share is computed based on the weighted-average number of shares of common stock

14 | April 1, 2023 Form 10-Q

outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock awards and units. The following is a reconciliation of the basic and diluted earnings per share ("EPS") computations for both the numerator and denominator (in thousands, except per share data):

	Thirteen weeks ended April 1, 2023
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(9,132)	194,548	$(0.05)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(9,132)	194,548	$(0.05)

	Thirteen weeks ended March 26, 2022
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(1,887)	194,007	$(0.01)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(1,887)	194,007	$(0.01)
Stock options and awards outstanding totaling 9,618 and 2,114 were excluded from the computation for the thirteen weeks ended April 1, 2023 and the thirteen weeks ended March 26, 2022, respectively, as they would have had an antidilutive effect under the treasury stock method.
14. DERIVATIVES AND HEDGING
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
Interest Rate Swap Agreements
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 1") for a notional amount of $144,000. The forward start date of the 2021 Swap 1 was July 30, 2021 and the termination date is July 31, 2024. The 2021 Swap 1 has a determined pay fixed interest rate of 0.75%. In accordance with ASC 815, the Company determined the 2021 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive income (loss) within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses are reclassified out of other comprehensive income (loss) into interest expense in the same period during which the hedged transactions affect earnings.
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 2") for a notional amount of $216,000. The forward start date of the 2021 Swap 2 was July 30, 2021 and the termination date is July 31, 2024. The 2021 Swap 2 has a determined pay fixed interest rate of 0.76%. In accordance with ASC 815, the Company determined the 2021 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive income (loss) within the Company's Statement of Comprehensive Income

15 | April 1, 2023 Form 10-Q

(Loss) and the deferred gains or losses are reclassified out of other comprehensive income (loss) into interest expense in the same period during which the hedged transactions affect earnings.
As of April 1, 2023 and December 31, 2022 the Company did not hold any derivative liabilities. The following table summarizes the Company's derivative financial instruments:

		Asset Derivatives
		As of April 1, 2023	As of December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other current/other non-current assets	$7,056	$8,705
2021 Swap 2	Other current/other non-current assets	10,582	13,044
Total hedging instruments:		$17,638	$21,749
Additional information with respect to the fair value of derivative instruments is included in Note 15 - Fair Value Measurements.
15. FAIR VALUE MEASUREMENTS
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

16 | April 1, 2023 Form 10-Q

	As of April 1, 2023
	Level 1	Level 2	Level 3	Total
Trading securities	$1,196	$—	$—	$1,196
Interest rate swaps	—	17,638	—	17,638
Contingent consideration payable	—	—	11,699	11,699

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Trading securities	$1,155	$—	$—	$1,155
Interest rate swaps	—	21,749	—	21,749
Contingent consideration payable	—	—	11,063	11,063
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of April 1, 2023 and December 31, 2022, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. As of April 1, 2023, the total contingent consideration was recorded as $373 in other accrued expenses and $11,326 in other non-current liabilities on the Condensed Consolidated Balance Sheets, in addition to $1,079 in payments made during the quarter. As of December 31, 2022, the total contingent consideration was recorded as $1,193 in other accrued expenses and $9,870 in other non-current liabilities on the Condensed Consolidated Balance Sheets. As of April 1, 2023, compared to December 31, 2022, the Company recorded a $1,574 and $141 decrease in the Resharp and Instafob contingent consideration liability, respectively. The total $1,715 loss on the revaluation was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability as of April 1, 2023 compared to the prior valuation period and was recorded within other income in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at April 1, 2023 and December 31, 2022 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at April 1, 2023 and December 31, 2022 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 14 - Derivatives and Hedging.
16. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of April 1, 2023: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the

17 | April 1, 2023 Form 10-Q

performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.
In the first quarter of 2023, the Company realigned its Canada segment to include the Canada-based Protective Solutions and MinuteKey businesses, which are now operating under the Canada segment leadership team. Previously, the results of the Canada-based Protective Solutions business were reported in the Hardware and Protective Solutions segment and the Canada-based MinuteKey business was reported in the Robotics and Digital Solutions segment and were operating under those respective segment leadership teams.
The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen weeks ended April 1, 2023 and thirteen weeks ended March 26, 2022. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

	Thirteen weeks ended April 1, 2023	Thirteen weeks ended March 26, 2022
Revenues
Hardware and Protective Solutions	$253,851	$265,377
Robotics and Digital Solutions	61,066	60,977
Canada	34,790	36,659
Total revenues	$349,707	$363,013
Segment Income from Operations
Hardware and Protective Solutions	$(3,836)	$(1,947)
Robotics and Digital Solutions	4,462	7,402
Canada	463	3,394
Total segment income from operations	$1,089	$8,849

18 | April 1, 2023 Form 10-Q

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes in addition to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
All forward-looking statements are made in good faith by the Company and are intended to qualify for the safe harbor from liability established by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You should not rely on these forward-looking statements as predictions of future events. Words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," “target”, “goal”, "may," "will," "could," "should," "believes," "predicts," "potential," "continue," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, the Company’s expectations with respect to future performance. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside the Company's control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) unfavorable economic conditions that may affect operations, financial condition and cash flows including spending on home renovation or construction projects, inflation, recessions, instability in the financial markets or credit markets; (2) increased supply chain costs, including raw materials, sourcing, transportation and energy; (3) the highly competitive nature of the markets that we serve; (4) the ability to continue to innovate with new products and services; (5) seasonality; (6) large customer concentration; (7) the ability to recruit and retain qualified employees; (8) the outcome of any legal proceedings that may be instituted against the Company; (9) adverse changes in currency exchange rates; (10) the impact of COVID-19 on the Company’s business; or (11) regulatory changes and potential legislation that could adversely impact financial results. The foregoing list of factors is not exclusive, and readers should also refer to those risks that are included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K filed on February 27, 2023. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements.
Except as required by applicable law, the Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements in this communication to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.

GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $349.7 million in first quarter of 2023. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal

19 | April 1, 2023 Form 10-Q

shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eyewear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
In the first quarter of 2023, the Company realigned its Canada segment to include the Canada-based Protective Solutions and MinuteKey businesses, which are now operating under the Canada segment leadership team. Previously, the results of the Canada-based Protective Solutions business were reported in the Hardware and Protective Solutions segment and the Canada-based MinuteKey business was reported in the Robotics and Digital Solutions segment and were operating under those respective segment leadership teams. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.
In November 2022, Hillman's corporate headquarters moved from 10590 Hamilton Avenue, Cincinnati, Ohio to 1280 Kemper Meadow Drive, Cincinnati, Ohio. We maintain a website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this quarterly report and should not be considered a part of this quarterly report.

IMPACT OF GLOBAL ECONOMIC CONDITIONS ON OUR RESULTS OF OPERATIONS
Our business is impacted by general economic conditions in the North American markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers. Changes in current economic conditions, including inflationary pressures in the cost of inventory, transportation, and employee compensation, foreign currency volatility, and the growing concerns of a potential recession, have impacted consumer discretionary income levels and spending. Consumer discretionary income levels and spending impact the purchasing trends of our products by our retail customers. Any adverse trends in discretionary income and consumer spending could have a material adverse effect on our business or operating results.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a majority of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the CNY by approximately 0.4% in the thirteen weeks ended April 1, 2023, increased by 8.3% in 2022, and declined by 2.6% during 2021. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 0.8% in the thirteen weeks ended April 1, 2023, increased by 10.8% in 2022, and declined by 1.4% in 2021.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 0.1% in the thirteen weeks ended April 1, 2023, increased by 5.7% in 2022, and declined by 0.2% in 2021.
In addition, the negotiated purchase price of our products may be dependent upon market fluctuations in the cost of raw materials (i.e. steel, zinc, and nickel) used by our vendors in their manufacturing processes. The final purchase cost of our products may also be dependent upon inflation or deflation in the local economies of vendors in China and Taiwan that could impact the cost of labor and energy used in the manufacturing of our products. We identify the directional impact of changes in our product cost, but the quantification of each of these variable impacts cannot be measured as to the individual impact on our product cost with a sufficient level of precision. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to implement price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.

20 | April 1, 2023 Form 10-Q

FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended April 1, 2023 were $349.7 million compared to net sales of $363.0 million for the thirteen weeks ended March 26, 2022, a decrease of approximately $13.3 million or (3.7)%.
•Net loss for the thirteen weeks ended April 1, 2023 was $9.1 million, or $(0.05) per diluted share, compared to a net loss of $1.9 million, or $(0.01) per diluted share for the thirteen weeks ended March 26, 2022.
•Adjusted EBITDA(1) totaled $40.2 million versus $44.0 million in the thirteen weeks ended April 1, 2023 and March 26, 2022, respectively.
(1) Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net loss to Adjusted EBITDA.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended April 1, 2023 and the thirteen weeks ended March 26, 2022.
Thirteen weeks ended April 1, 2023 vs the thirteen weeks ended March 26, 2022

	Thirteen Weeks Ended April 1, 2023		Thirteen Weeks Ended March 26, 2022
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$349,707	100.0%	$363,013	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	204,509	58.5%	213,273	58.8%
Selling, warehouse, general and administrative expenses	111,065	31.8%	114,538	31.6%
Depreciation	16,705	4.8%	13,254	3.7%
Amortization	15,572	4.5%	15,521	4.3%
Other expense (income), net	767	0.2%	(2,422)	(0.7)%
Income from operations	1,089	0.3%	8,849	2.4%
Interest expense, net	18,077	5.2%	11,628	3.2%
Loss before income taxes	(16,988)	(4.9)%	(2,779)	(0.8)%
Income tax expense benefit	(7,856)	(2.2)%	(892)	(0.2)%
Net Loss	$(9,132)	(2.6)%	$(1,887)	(0.5)%

Adjusted EBITDA(1)	$40,186	11.5%	$44,011	12.1%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net loss to Adjusted EBITDA.

21 | April 1, 2023 Form 10-Q

Net Sales by Segment

	Thirteen weeks ended April 1, 2023	% of Net Sales	Thirteen weeks ended March 26, 2022	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$253,851	72.6%	$265,377	73.1%	$(11,526)	(4.3)%
Robotics and Digital Solutions	61,066	17.5%	60,977	16.8%	89	0.1%
Canada	34,790	9.9%	36,659	10.1%	(1,869)	(5.1)%
Consolidated	$349,707		$363,013		$(13,306)

The decline in total net sales during the first quarter of 2023 was driven primarily driven by the factors described below:
Hardware and Protective Solutions net sales decreased by $11.5 million in thirteen weeks ended April 1, 2023 due to the following:
•Hardware net sales increased by $14.9 million driven by $11.8 million in price increases in response to inflationary pressures in the market, along with increased volume.
•Protective equipment net sales decreased by $26.4 million primarily due to $13.4 million of COVID-19 related sales in 2022 with no material comparable COVID-19 sales in 2023, along with a $14.3 million decrease in volume driven by timing of seasonal and promotional sales.
Robotics and Digital Solutions net sales in the thirteen weeks ended April 1, 2023 were comparable to the thirteen weeks ended March 26, 2022.
Canada net sales decreased by $1.9 million primarily due to $2.3 million unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars partially offset by increased volume.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Thirteen weeks ended April 1, 2023	% of Segment Net Sales	Thirteen weeks ended March 26, 2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$163,831	64.5%	$171,830	64.7%	$(7,999)	(4.7)%
Robotics and Digital Solutions	18,387	30.1%	19,657	32.2%	(1,270)	(6.5)%
Canada	22,291	64.1%	21,786	59.4%	505	2.3%
Consolidated	$204,509	58.5%	$213,273	58.8%	$(8,764)
Hardware and Protective Solutions cost of sales as a percentage of net sales improved primarily due to price increases that were implemented in the second half of 2022 offsetting increased costs.
Robotics and Digital Solutions cost of sales as a percentage of net sales improved primarily due to a shift in product mix from full-service to self-service keys.
Canada cost of sales as a percentage of net sales increased due to the timing of price increases implemented in 2022 while we were selling through lower cost inventory.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

22 | April 1, 2023 Form 10-Q

	Thirteen weeks ended April 1, 2023	% of Segment Net Sales	Thirteen weeks ended March 26, 2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$76,261	30.0%	$78,552	29.6%	$(2,291)	(2.9)%
Robotics and Digital Solutions	23,938	39.2%	24,905	40.8%	(967)	(3.9)%
Canada	10,866	31.2%	11,081	30.2%	(215)	(1.9)%
Consolidated	$111,065	31.8%	$114,538	31.6%	$(3,473)
Hardware and Protective Solutions SG&A decreased due to the following:
•Warehouse expense decreased $1.1 million due to lower sales volumes.
•General and administrative (“G&A”) decreased by $1.9 million. The decrease was primarily driven by lower stock-based compensation expense. In 2022, we recorded additional non-recurring stock compensation expense in connection with the modification of awards associated with the merger in 2021.
•Selling expense increased by $0.7 million primarily due to higher variable compensation in the thirteen weeks ended April 1, 2023.
Robotics and Digital Solutions SG&A decreased due to the following:
•Warehouse expense decreased by $0.8 million primarily due to the shift from full-service keys, which have a higher warehousing cost, to self-service keys.
•G&A decreased by $0.8 million. The decrease was primarily related to reduced legal and consulting expense in 2023.
•Selling expense increased by $0.7 million primarily due to variable selling expenses related to self-service key sales and variable compensation in the thirteen weeks ended April 1, 2023.
Canada SG&A decreased due to the following:
•Warehouse expense decreased by $0.5 million primarily due to lower labor costs.
•G&A increased by $0.4 million primarily due to increased variable compensation and stock-based compensation expense.
Other Operating Expenses
Depreciation expense increased $3.5 million due to increased capital spend on key duplicating kiosks and machines, merchandising racks, and facility relocations.
Amortization expense was comparable to prior year quarter.
In the thirteen weeks ended April 1, 2023, other income consisted primarily of a $1.7 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob, (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). We also received $0.5 million in benefits from the state and local governments associated with our new facilities in the thirteen weeks ended April 1, 2023. In the thirteen weeks ended March 26, 2022, other income consisted primarily of a $1.5 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. We also recorded exchange rate gains of $0.8 million in the thirteen weeks ended March 26, 2022.

23 | April 1, 2023 Form 10-Q

Income from Operations

	Thirteen weeks ended April 1, 2023	Thirteen weeks ended March 26, 2022	$ Change	% Change
Hardware and Protective Solutions	$(3,836)	$(1,947)	$(1,889)	(97.0)%
Robotics and Digital Solutions	4,462	7,402	(2,940)	(39.7)%
Canada	463	3,394	(2,931)	(86.4)%
Total segment income from operations	$1,089	$8,849	$(7,760)	(87.7)%
Income from operations in our Hardware and Protective Solutions segment decreased $1.9 million due to the changes in sales, cost of sales, and SG&A expenses described above.
Income from operations in our Robotics and Digital Solutions segment decreased by $2.9 million primarily due to the changes in sales, cost of sales, and SG&A expenses described above, along with a decrease of $3.2 million in other income driven by the changes in revaluation of the contingent consideration described above. Depreciation expense increased by $2.3 million due to increased capital spend on key duplicating, knife sharpening, and engraving kiosks.
Canada's income from operations decreased by $2.9 million primarily due to the changes in sales, cost of sales, and SG&A expenses described above. Canada also recorded exchange rate gains of $0.1 million in the thirteen weeks ended April 1, 2023 compared to gains of $0.5 million in the thirteen weeks ended March 26, 2022.
Income (Loss) Before Income Taxes
Interest expense, net, increased $6.4 million due higher interest rates in the thirteen weeks ended April 1, 2023.
Income Taxes:
For the thirteen weeks ended April 1, 2023 and thirteen weeks ended March 26, 2022, the effective income tax rate was 46.2% and 32.1%, respectively. The Company recorded an income tax benefit for the thirteen weeks ended April 1, 2023 of $7.9 million based on a pre-tax loss of $17.0 million, and an income tax benefit for the thirteen weeks ended March 26, 2022 of $0.9 million based on a pre-tax loss of $2.8 million.
In 2023, the Company's effective tax rate differed from the U.S. federal statutory tax rate primarily due to Global Intangible Low-Taxed Income ("GILTI") from the Canadian subsidiary. In addition, the effective tax rate differed from the U.S. federal statutory tax rate for 2023 due to state and foreign income taxes and certain non-deductible expenses.
In 2022, the effective rate differed from the federal statutory rate due to non-deductible stock compensation, an estimated increase in GILTI from the Company's Canadian operations, and state and foreign income taxes.

24 | April 1, 2023 Form 10-Q

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used to measure the operational strength and performance of our businesses, as well as to assist in the evaluation of underlying trends in our businesses. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital and tax structures, as our management excludes these results when evaluating our operating performance. Our management uses this financial measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. Additionally, we believe that Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to similar measures used by other companies.
The following table presents a reconciliation of Net (loss) income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Thirteen Weeks Ended April 1, 2023	Thirteen Weeks Ended March 26, 2022
Net loss	$(9,132)	$(1,887)
Income tax benefit	(7,856)	(892)
Interest expense, net	18,077	11,628
Depreciation	16,705	13,254
Amortization	15,572	15,521
EBITDA	$33,366	$37,624

Stock compensation expense	2,637	6,018
Restructuring (1)	1,408	52
Litigation expense (2)	260	1,010
Acquisition and integration expense (3)	800	777
Change in fair value of contingent consideration	1,715	(1,470)
Adjusted EBITDA	$40,186	$44,011
(1)Includes consulting and other costs associated with distribution center relocations and corporate restructuring activities.
(2)Litigation expense includes legal fees associated with our litigation with Hy-Ko Products Company LLC.
(3)Acquisition and integration expense includes professional fees and other costs related to the secondary offerings in 2022 and 2023.

25 | April 1, 2023 Form 10-Q

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measure under GAAP, to segment Adjusted EBITDA for the periods presented.

Thirteen weeks ended April 1, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating (loss) income	$(3,836)	$4,462	$463	$1,089
Depreciation and amortization	18,543	12,564	1,170	32,277
Stock compensation expense	2,205	282	150	2,637
Restructuring	1,257	151	—	1,408
Litigation expense	—	260	—	260
Acquisition and integration expense	710	90	—	800
Change in fair value of contingent consideration	—	1,715	—	1,715
Adjusted EBITDA	$18,879	$19,524	$1,783	$40,186

Thirteen weeks ended March 26, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating (loss) income	$(1,947)	$7,402	$3,394	$8,849
Depreciation and amortization	17,057	10,483	1,235	28,775
Stock compensation expense	5,188	830	—	6,018
Restructuring	47	5	—	52
Litigation expense	—	1,010	—	1,010
Acquisition and integration expense	688	89	—	777
Change in fair value of contingent consideration	—	(1,470)	—	(1,470)
Adjusted EBITDA	$21,033	$18,349	$4,629	$44,011

LIQUIDITY AND CAPITAL RESOURCES
Our working capital (current assets minus current liabilities) position of $415.3 million as of April 1, 2023 represents a decrease of $0.9 million from the December 31, 2022 level of $416.2 million. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.
The following table presents the key categories of our consolidated statements of cash flows:

	Thirteen weeks ended April 1, 2023	Thirteen weeks ended March 26, 2022	$ Change
Net cash provided by (used for) operating activities	$31,507	$(3,542)	$35,049
Net cash used for investing activities	(18,524)	(15,041)	(3,483)
Net cash (used for) provided by financing activities	(8,759)	24,436	(33,195)
Net increase in cash and cash equivalents	3,669	4,770	(1,101)

26 | April 1, 2023 Form 10-Q

Operating Cash Flows:
Net Cash provided by operating activities for the thirteen weeks ended April 1, 2023 was favorably impacted by reduced inventory as part of the company's ongoing strategic initiative to lower inventory on hand during 2023 following the build up of inventory in prior years due to inflation and recent supply chain challenges. This was partially offset by reduced accounts payable resulting from lower inventory purchases.
Net cash used for operating activities for the thirteen weeks ended March 26, 2022 was unfavorably impacted by (1) increased inventory for the spring and summer busy season and new business wins, and (2) an increase in accounts receivable due to higher sales.
Investing Cash Flows:
Capital Expenditures:
Cash of $18.1 million and $12.5 million was used in the thirteen weeks ended April 1, 2023 and thirteen weeks ended March 26, 2022, respectively, to invest in: new engraving and key duplicating kiosks in the RDS segment, new merchandising racks, and new distribution facilities in the Hardware and Protective Solutions segment.
Acquisitions:
During the thirteen weeks ended March 26, 2022 we acquired Monkey Hook for a total purchase price of $2.8 million, which included $0.3 million in hold-back that remained payable to the seller as of December 31, 2022. In the first quarter of 2023, the hold-back of $0.3 million was paid to satisfy the full purchase price. See Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information.
Financing Cash Flows:
Term Loan:
The Company used $2.1 million of cash for principal payments on the senior term loan. As of April 1, 2023, we have outstanding borrowings of $838.2 million on the term loan. See Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.
ABL Revolver:
Our revolver repayments, net of draws, used cash of $5.0 million in the thirteen weeks ended April 1, 2023 as part of our plan to pay down debt. In the thirteen weeks ended March 26, 2022 revolver draws, net of repayments, provided $27.0 million of cash.
Stock Option Exercises:
In the thirteen weeks ended March 26, 2022 the Company received $0.3 million from the exercise of stock options. There were no stock options exercised in the thirteen weeks ended April 1, 2023.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

27 | April 1, 2023 Form 10-Q

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of April 1, 2023, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 27, 2023.
Recent Accounting Pronouncements
See “Note 3 - Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE EXPOSURE
We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at April 1, 2023, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $5.5 million.
FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $166.7 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of April 1, 2023. The foreign subsidiaries net tangible assets were $108.6 million and the net intangible assets were $58.1 million as of April 1, 2023.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 14 - Derivatives and Hedging of the Condensed Notes to the accompanying Condensed Consolidated Financial Statements.
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

28 | April 1, 2023 Form 10-Q

ITEM 4 - CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of April 1, 2023, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

29 | April 1, 2023 Form 10-Q

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 6 - Commitments and Contingencies, to the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 1A – RISK FACTORS
There have been no material changes to the risks from those disclosed in the Form 10-K filed on February 27, 2023 with the Securities and Exchange Commission (“SEC”).

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. – OTHER INFORMATION
Segment Realignment
In the first quarter of 2023, the Company realigned its Canada segment to include the Canada-based Protective Solutions and MinuteKey businesses, which are now operating under the Canada segment leadership team. Previously, the results of the Canada-based Protective Solutions business were reported in the Hardware and Protective Solutions segment and the Canada-based MinuteKey business was reported in the Robotics and Digital Solutions segment and were operating under those respective segment leadership teams.

30 | April 1, 2023 Form 10-Q

If the aforementioned changes in segments were in effect for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, revenues for our Hardware and Protective Solutions segment would have been lower by $8.1 million, $7.4 million and $8.0 million, respectively and revenues for our Robotics and Digital Solutions segment would have been lower by $4.3 million, $3.0 million and $2.0 million for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively. Revenues for our Canada segment would have been higher by $12.3 million $10.4 million and $10.0 million for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively. In addition, the change to segment income (loss) from operations did not have a material impact on the financial statements as of December 31, 2022, December 25, 2021, and December 26, 2020. The table below presents the results as if the segment changes had been in effect for the noted periods.

	Year ended December 31, 2022	Year ended December 25, 2021	Year ended December 26, 2020
Revenues
Hardware and Protective Solutions	$1,068,734	$1,017,594	$1,016,412
Robotics and Digital Solutions	245,633	246,494	207,276
Canada	171,961	161,879	144,607
Total revenues	$1,486,328	$1,425,967	$1,368,295
Segment Income from Operations
Hardware and Protective Solutions	$20,742	$(14,650)	$64,998
Robotics and Digital Solutions	3,541	21,761	5,264
Canada	15,610	3,203	(4,496)
Total segment income from operations	$39,893	$10,314	$65,766

31 | April 1, 2023 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 filed with the Securities and Exchange Commission on May 9, 2023, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of April 1, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended April 1, 2023 and the thirteen weeks ended March 26, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 1, 2023 and the thirteen weeks ended March 26, 2022, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen weeks ended April 1, 2023 and the thirteen weeks ended March 26, 2022, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

32 | April 1, 2023 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: May 9, 2023

33 | April 1, 2023 Form 10-Q