Form 10-Q
period 2023-07-01
Hillman Solutions Corp.
filed 2023-08-08
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 4, 2023, 194,794,404 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of July 1, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$37,656	$31,081
Accounts receivable, net of allowances of $2,211 ($2,405 - 2022)	130,276	86,985
Inventories, net	430,013	489,326
Other current assets	39,285	24,227
Total current assets	637,230	631,619
Property and equipment, net of accumulated depreciation of $351,482 ($333,452 - 2022)	192,451	190,258
Goodwill	824,973	823,812
Other intangibles, net of accumulated amortization of $445,984 ($414,275 - 2022)	704,466	734,460
Operating lease right of use assets	89,861	66,955
Other assets	21,355	23,586
Total assets	$2,470,336	$2,470,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,802	$131,751
Current portion of debt and financing lease liabilities	11,240	10,570
Current portion of operating lease liabilities	13,211	12,285
Accrued expenses:
Salaries and wages	12,333	15,709
Pricing allowances	8,100	9,246
Income and other taxes	6,292	5,300
Interest	397	697
Other accrued liabilities	25,232	29,854
Total current liabilities	253,607	215,412
Long-term debt	818,798	884,636
Deferred tax liabilities	139,822	140,091
Operating lease liabilities	84,206	61,356
Other non-current liabilities	16,088	12,456
Total liabilities	$1,312,521	$1,313,951
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 194,707,000 issued and outstanding at July 1, 2023 and 194,548,411 issued and outstanding at December 31, 2022	20	20
Additional paid-in capital	1,411,080	1,404,360
Accumulated deficit	(231,204)	(226,617)
Accumulated other comprehensive loss	(22,081)	(21,024)
Total stockholders' equity	1,157,815	1,156,739
Total liabilities and stockholders' equity	$2,470,336	$2,470,690
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | July 1, 2023 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended July 1, 2023	Thirteen Weeks Ended June 25, 2022	Twenty-six Weeks Ended July 1, 2023	Twenty-six Weeks Ended June 25, 2022
Net sales	$380,019	$394,114	$729,726	$757,127
Cost of sales (exclusive of depreciation and amortization shown separately below)	216,499	220,146	421,008	433,419
Selling, warehouse, general and administrative expenses	111,452	118,229	222,517	232,767
Depreciation	13,800	14,172	30,505	27,426
Amortization	15,578	15,566	31,150	31,087
Other expense (income), net	1,893	(1,772)	2,660	(4,194)
Income from operations	20,797	27,773	21,886	36,622
Interest expense, net	18,075	12,533	36,152	24,161
Income (loss) before income taxes	2,722	15,240	(14,266)	12,461
Income tax (benefit) expense	(1,823)	6,424	(9,679)	5,532
Net income (loss)	$4,545	$8,816	$(4,587)	$6,929

Basic income (loss) per share	$0.02	$0.05	$(0.02)	$0.04
Weighted average basic shares outstanding	194,644	194,135	194,596	194,071

Diluted income (loss) per share	$0.02	$0.04	$(0.02)	$0.04
Weighted average diluted shares outstanding	195,528	196,686	194,596	195,932

Net income (loss) from above	$4,545	$8,816	$(4,587)	$6,929
Other comprehensive income (loss):
Foreign currency translation adjustments	3,886	(4,646)	4,845	(911)
Hedging activity	(760)	3,109	(5,902)	11,522
Total other comprehensive income (loss)	3,126	(1,537)	(1,057)	10,611
Comprehensive income (loss)	$7,671	$7,279	$(5,644)	$17,540

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | July 1, 2023 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Twenty-six Weeks Ended July 1, 2023	Twenty-six Weeks Ended June 25, 2022
Cash flows from operating activities:
Net (loss) income	$(4,587)	$6,929
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	61,655	58,513
Deferred income taxes	(5,232)	8,230
Deferred financing and original issue discount amortization	2,663	2,598
Stock-based compensation expense	6,044	8,304
Loss on disposal of property and equipment	123	—
Change in fair value of contingent consideration	4,167	(3,645)
Changes in operating items:
Accounts receivable, net	(43,458)	(25,163)
Inventories, net	62,208	(42,973)
Other assets	(4,514)	(4,125)
Accounts payable	43,845	1,502
Other accrued liabilities	(7,868)	4,603
Net cash provided by operating activities	115,046	14,773
Cash flows from investing activities:
Acquisition of business, net of cash received	(300)	(2,500)
Capital expenditures	(37,029)	(28,921)
Other investing activities	(225)	—
Net cash used for investing activities	(37,554)	(31,421)
Cash flows from financing activities:
Repayments of senior term loans	(4,255)	(4,256)
Borrowings on revolving credit loans	58,000	121,000
Repayments of revolving credit loans	(122,000)	(97,000)
Principal payments under finance lease obligations	(1,039)	(556)
Proceeds from exercise of stock options	611	1,149
Payments of contingent consideration	(1,125)	(103)
Other financing activities	(155)	—
Cash payments related to hedging activities	—	(944)
Net cash (used for) provided by financing activities	(69,963)	19,290
Effect of exchange rate changes on cash	(954)	476
Net increase in cash and cash equivalents	6,575	3,118
Cash and cash equivalents at beginning of period	31,081	14,605
Cash and cash equivalents at end of period	$37,656	$17,723
Supplemental disclosure of cash flow information:
Interest paid	$29,975	$20,062
Income taxes paid	1,568	1,851
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | July 1, 2023 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Income) Loss	Total Stockholders' Equity
Twenty-six weeks ended July 1, 2023
Balance at December 31, 2022	194,548	$20	$1,404,360	$(226,617)	$(21,024)	$1,156,739
Net Income (Loss)	—	—	—	(9,132)	—	(9,132)
Stock option activity, stock awards and employee stock purchase plan	—	—	2,708	—	—	2,708
Hedging activity	—	—	—	—	(5,142)	(5,142)
Change in cumulative foreign currency translation adjustment	—	—	—	—	959	959
Balance at April 1, 2023	194,548	$20	$1,407,068	$(235,749)	$(25,207)	$1,146,132
Net Income (Loss)	—	—	—	4,545	—	4,545
Stock option activity, stock awards and employee stock purchase plan	159	—	4,012	—	—	4,012
Hedging activity	—	—	—	—	(760)	(760)
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,886	3,886
Balance at July 1, 2023	194,707	$20	$1,411,080	$(231,204)	$(22,081)	$1,157,815

Twenty-six weeks ended June 25, 2022
Balance at December 25, 2021	193,995	$20	$1,387,410	$(210,181)	$(27,154)	$1,150,095
Net Income (Loss)	—	—	—	(1,887)	—	(1,887)
Stock option activity, stock awards and employee stock purchase plan	53	—	6,018	—	—	6,018
Hedging activity	—	—	—	—	8,413	8,413
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,735	3,735
Balance at March 26, 2022	194,048	$20	$1,393,428	$(212,068)	$(15,006)	$1,166,374
Net Income (Loss)		—	—	8,816	—	8,816
Stock option activity, stock awards and employee stock purchase plan	223	—	3,435	—	—	3,435
Hedging Activity	—	—	—	—	3,109	3,109
Change in cumulative foreign currency translation adjustment	—	—	—		(4,646)	(4,646)
Balance at June 25, 2022	194,271	$20	$1,396,863	$(203,252)	$(16,543)	$1,177,088
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | July 1, 2023 Form 10-Q

1. BASIS OF PRESENTATION

The accompanying condensed financial statements include the consolidated accounts of the Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen and twenty-six weeks ended July 1, 2023. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen and twenty-six weeks ended July 1, 2023 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 31, 2022 and notes thereto included in the Form 10-K filed on February 27, 2023 with the Securities and Exchange Commission (“SEC”).
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
Reclassifications:
Certain amounts in the prior year Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior periods’ statement of financial position, net income (loss), cash flows, or stockholder’s equity.

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

5 | July 1, 2023 Form 10-Q

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

The following tables display our disaggregated revenue by product category. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

Thirteen weeks ended July 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$225,139	$—	$44,743	$269,882
Personal Protective	43,655	—	1,928	45,583
Keys and Key Accessories	—	49,021	2,091	51,112
Engraving and Resharp	—	13,435	7	13,442
Total Revenue	$268,794	$62,456	$48,769	$380,019

Thirteen weeks ended June 25, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$225,047	$—	$48,810	$273,857
Personal Protective	52,391	—	2,287	54,678
Keys and Key Accessories	—	48,768	1,852	50,620
Engraving and Resharp	—	14,948	11	14,959
Total Revenue	$277,438	$63,716	$52,960	$394,114

Twenty-six weeks ended July 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$430,114	$—	$75,965	$506,079
Personal Protective	92,531	—	3,541	96,072
Keys and Key Accessories	—	97,568	4,033	101,601
Engraving and Resharp	—	25,954	20	25,974
Total Revenue	$522,645	$123,522	$83,559	$729,726

6 | July 1, 2023 Form 10-Q

Twenty-six weeks ended June 25, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$415,111	$—	$81,722	$496,833
Personal Protective	127,704	—	4,515	132,219
Keys and Key Accessories	—	96,305	3,356	99,661
Engraving and Resharp	—	28,388	26	28,414
Total Revenue	$542,815	$124,693	$89,619	$757,127
The following tables disaggregate our revenue by geographic location. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

Thirteen weeks ended July 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$267,202	$62,456	$—	$329,658
Canada	—	—	48,769	48,769
Mexico	1,592	—	—	1,592
Consolidated	$268,794	$62,456	$48,769	$380,019

Thirteen weeks ended June 25, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$274,080	$63,716	$—	$337,796
Canada	—	—	52,960	52,960
Mexico	3,358	—	—	3,358
Consolidated	$277,438	$63,716	$52,960	$394,114

Twenty-six weeks ended July 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$516,670	$123,522	$—	$640,192
Canada	—	—	83,559	83,559
Mexico	5,975	—	—	5,975
Consolidated	$522,645	$123,522	$83,559	$729,726

Twenty-six weeks ended June 25, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$535,890	$124,693	$—	$660,583
Canada	—	—	89,619	89,619
Mexico	6,925	—	—	6,925
Consolidated	$542,815	$124,693	$89,619	$757,127

The Company's revenue by geography is allocated based on the location of its sales operations.
Hardware and Protective Solutions revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, and personal protective equipment such as gloves and eyewear, as well as in-store merchandising services for the related product category.

7 | July 1, 2023 Form 10-Q

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
3. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. As of July 1, 2023, the Company does not have any receivables, hedging relationships, lease agreements, or debt agreements that reference LIBOR or another reference rate expected to be discontinued. On June 30, 2023, we amended and restated our term loan and interest rate swap agreements. As a result of those amendments, our floating rate debt no longer references a LIBOR based benchmark rate.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform to expand the scope of ASU 2020-04 by allowing an entity to apply the optional expedients, by stating that a change to the interest rate used for margining, discounting or contract price alignment for a derivative is not considered to be a change to the critical terms of the hedging relationship that requires designation. The entity may apply the contract modification relief provided in ASU 2020-04 and continue to account for the derivative in the same manner that existed prior to the changes resulting from reference rate reform or the discounting transition. As of July 1, 2023, the Company does not have any receivables, hedging relationships, lease agreements, or debt agreements that reference LIBOR or another reference rate expected to be discontinued. On June 30, 2023, we amended and restated our term loan and interest rate swap agreements. As a result of those amendments, our floating rate debt no longer references a LIBOR based benchmark rate.
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

8 | July 1, 2023 Form 10-Q

to each period in which a balance sheet is presented. The amendment on roll forward information is effective for fiscal years beginning after December 15, 2023, which should be applied prospectively. The Company has evaluated the impact provided by the new standard and does not expect it to have a material impact on its financial statements.

4. ACQUISITIONS
On March 7, 2022, the Company completed its acquisition of the Irvine, California-based Monkey Hook, LLC ("Monkey Hook") for a total purchase price of $2,800, which included $300 in hold-back that remained payable to the seller as of December 31, 2022. During the first quarter of 2023, the hold-back of $300 was paid to satisfy the full purchase price. Monkey Hook products are designed to hang artwork on drywall where no stud is present. Monkey Hook sells its products throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2022				July 1, 2023
Hardware and Protective Solutions	$574,744	$—	$—	$515	$575,259
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	28,132	—	—	646	28,778
Total	$823,812	$—	$—	$1,161	$824,973
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.
Other intangibles, net, as of July 1, 2023 and December 31, 2022 consist of the following:

	Estimated Useful Life (Years)			July 1, 2023	December 31, 2022
Customer relationships	13	-	20	$964,869	$963,622
Trademarks - indefinite	Indefinite			85,506	85,275
Trademarks - other	7	-	15	31,387	31,387
Technology and patents	5	-	12	68,688	68,451
Intangible assets, gross				1,150,450	1,148,735
Less: Accumulated amortization				445,984	414,275
Other intangibles, net				$704,466	$734,460

The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen and twenty-six weeks ended July 1, 2023 was $15,578 and $31,150. Amortization expense for the thirteen and twenty-six weeks ended June 25, 2022 was $15,566 and $31,087.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and twenty-six weeks ended July 1, 2023 and the thirteen and twenty-six weeks ended June 25, 2022, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.
6. COMMITMENTS AND CONTINGENCIES

9 | July 1, 2023 Form 10-Q

Cybersecurity Incident
In late May 2023, the Company experienced a ransomware attack (the “Cybersecurity Incident”) that affected certain of the IT systems and shipping operations. As part of the containment effort, the Company suspended affected systems and elected to temporarily suspend additional systems in an abundance of caution. The Company reactivated and restored operational systems over the course of the week following the Cybersecurity Incident. The Company has restored production and shipping at all our facilities and has restored our systems such that normal operating activities have resumed. In the second quarter of fiscal 2023, the Cybersecurity Incident related costs net of an expected insurance receivable totaled $1.0 million.
The Company expects to incur ongoing costs related to this Cybersecurity Incident, as well as costs for ongoing efforts to enhance data security in response to ongoing developments in the cybersecurity landscape. The Company is unable to estimate the ultimate direct and indirect financial impacts of this Cybersecurity Incident, though it is not expected to be material to our full year fiscal 2023 financial results.
Insurance Coverage
The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,603 recorded for such risks is adequate as of July 1, 2023.
As of July 1, 2023, the Company has provided certain vendors and insurers letters of credit aggregating to $35,890 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,910 recorded for such risks is adequate as of July 1, 2023.
Import Duties

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
Litigation

We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

7. RELATED PARTY TRANSACTIONS
Hillman, Jefferies Financial Group Inc., certain other financial sponsors, CCMP Investors and the Oak Hill Investors entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the parties to the A&R Registration Rights Agreement agreed not to effect any sale or distribution of any equity securities of Hillman held by any of them during the lock-up period described

10 | July 1, 2023 Form 10-Q

therein and were granted certain registration rights with respect to their respective shares of Hillman common stock, in each case, on the terms and subject to the conditions therein. Richard Zannino and Joe Scharfenberger, both partners at CCMP, were members of our Board at the time Hillman entered into the A&R Registration Rights Agreement. Mr. Zannino and Mr. Scharfenberger each resigned from the Hillman Board in May 2023 following CCMP's complete exit of its investment in Hillman during the second quarter of 2023. Another director, Teresa Gendron, was the CFO of Jefferies Financial Group until March 2023. Additionally, Oak Hill owned in excess of 5% of the Company’s outstanding securities at certain times in fiscal 2022.
Sales to related parties, which are included in net sales, consist primarily of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $383 and $648 for the thirteen and twenty-six weeks ended July 1, 2023. Sales to related parties were $334 and $497 in the thirteen and twenty-six weeks ended June 25, 2022, respectively.

8. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and twenty-six weeks ended July 1, 2023, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax loss to calculate the income tax benefit. Given that the Company is forecasting positive income for the full fiscal year, the Company anticipates that the income tax benefit recorded through July 1, 2023 will reverse to an income tax provision by the end of the fiscal year. For the thirteen and twenty-six weeks ended June 25, 2022, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax income to calculate the income tax expense.
For the thirteen and twenty-six weeks ended July 1, 2023, the effective income tax rate was (67.0)% and 67.8%, respectively. The Company recorded an income tax benefit for the thirteen and twenty-six weeks ended July 1, 2023 of $1,823 and $9,679, respectfully. The effective tax rate for the thirteen and twenty-six weeks ended July 1, 2023 was the result of Global intangible low-taxed income ("GILTI") from the Company's Canadian operations, certain non-deductible expenses, and state and foreign income taxes.
For the thirteen and twenty-six weeks ended June 25, 2022, the effective income tax rate was 42.2% and 44.4%, respectively. The Company recorded an income tax provision for the thirteen and twenty-six weeks ended June 25, 2022 of $6,424 and $5,532, respectively. The effective tax rate for the thirteen and twenty-six weeks ended June 25, 2022 was primarily the result of an estimated increase in GILTI from the Company's Canadian operations. Non-deductible stock compensation and state and foreign income taxes also contributed to an increase to the effective tax rate.

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

	July 1, 2023	December 31, 2022
Revolving loans	$8,000	$72,000
Senior Term loan, due 2028	836,108	840,363
Finance lease & other obligations	7,356	6,406
	851,464	918,769
Unamortized discount on Senior Term loan	(4,549)	(5,012)
Current portion of long-term debt and finance leases	(11,240)	(10,570)
Deferred financing fees	(16,877)	(18,551)
Total long-term debt, net	$818,798	$884,636
As of July 1, 2023, the ABL Revolver had an outstanding amount of $8,000 and outstanding letters of credit of $35,890. The Company has $283,069 of available borrowings under the revolving credit facility as a source of liquidity as of July 1, 2023 based on the customary asset-backed loan borrowing base and availability provisions.

11 | July 1, 2023 Form 10-Q

Conversion of Debt from LIBOR Interest Rate to SOFR Interest Rate
The Company's debt instruments are subject to interest rate adjustments that were initially based on the London Interbank Offered Rate ("LIBOR"). However, due to the discontinuation of LIBOR as a benchmark rate and the industry's transition to the Secured Overnight Financing Rate (SOFR), the Company has undertaken the necessary steps to convert its debt from LIBOR interest rate to SOFR interest rate. On June 30, 2023, the Company amended the term loan credit agreement to change the benchmark rate from LIBOR to SOFR, and had previously amended the ABL revolver to do the same on July 29, 2022.
The interest rate for the term loan is, at the discretion of the Company, (i) term SOFR plus a margin varying from 2.50% to 2.75% per annum based on leverage, plus a credit spread adjustment varying between 0.11448% to 0.42826%, depending on the SOFR tenor selected; or (ii) an alternate base rate plus a margin varying from 1.50% to 1.75% per annum based on leverage.
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
The components of operating and finance lease costs for the thirteen and twenty-six weeks ended July 1, 2023 and thirteen and twenty-six weeks ended June 25, 2022 were as follows:

	Thirteen Weeks Ended July 1, 2023	Thirteen Weeks Ended June 25, 2022	Twenty-six Weeks Ended July 1, 2023	Twenty-six Weeks Ended June 25, 2022
Operating lease costs	$5,596	$4,953	$11,043	$9,948
Short term lease costs	1,743	2,135	3,092	3,987
Variable lease costs	641	551	976	877
Finance lease costs:
Amortization of right of use assets	588	332	1,094	597
Interest on lease liabilities	60	27	96	53
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $7,980 and $15,111 in the thirteen and twenty-six weeks ended July 1, 2023 and $7,639 and $14,812 in the thirteen and twenty-six weeks ended June 25, 2022. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of July 1, 2023 and December 31, 2022:

	July 1, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.76	2.72	6.13	2.65
Weighted average discount rate	7.21%	4.42%	7.22%	2.99%

12 | July 1, 2023 Form 10-Q

Supplemental balance sheet information related to the Company's finance leases was as follows as of July 1, 2023 and December 31, 2022:

	July 1, 2023	December 31, 2022
Finance lease assets, net, included in property plant and equipment	$5,635	$4,540

Current portion of long-term debt	2,330	1,862
Long-term debt, less current portion	3,405	2,767
Total principal payable on finance leases	$5,735	$4,629
Supplemental cash flow information related to the Company's operating leases was as follows for the twenty-six weeks ended July 1, 2023 and twenty-six weeks ended June 25, 2022:

	Twenty-six Weeks Ended July 1, 2023	Twenty-six Weeks Ended June 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$10,038	$9,637
Operating cash outflow from finance leases	87	53
Financing cash outflow from finance leases	1,039	556
As of July 1, 2023, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of July 1, 2023:

	Operating Leases	Finance Leases
Less than one year	$19,611	$2,539
1 to 2 years	19,228	1,995
2 to 3 years	18,292	1,212
3 to 4 years	17,341	253
4 to 5 years	15,571	97
After 5 years	32,558	11
Total future minimum rental commitments	122,601	6,107
Less - amounts representing interest	(25,184)	(372)
Present value of lease liabilities	$97,417	$5,735
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
Accumulated Other Comprehensive Income (Loss)

13 | July 1, 2023 Form 10-Q

The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 25, 2021 to July 1, 2023, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

Accumulated Other Comprehensive Income (Loss)
Balance at December 25, 2021	$(27,154)
Other comprehensive income before reclassifications	10,524
Amounts reclassified from other comprehensive income	(4,394)
Net current period other comprehensive income (1)	6,130
Balance at December 31, 2022	(21,024)
Other comprehensive income before reclassifications	6,262
Amounts reclassified from other comprehensive income (2)	(7,319)
Net current period other comprehensive income	(1,057)
Balance at July 1, 2023	$(22,081)
1.During the year ended December 31, 2022, the Company deferred a gain of $22,771, reclassified a gain of $4,394 and net of tax of $4,631 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the twenty-six weeks ended July 1, 2023, the Company deferred a gain of $2,601, reclassified a gain of $7,319 net of tax of $1,184 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
12. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan had stock compensation expense of $1,336 and $2,627 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended July 1, 2023, respectively, and $1,258 and $6,355 for the thirteen and twenty-six weeks ended June 25, 2022, respectively.
Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based Company stock price hurdles.
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

14 | July 1, 2023 Form 10-Q

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
The 2021 Equity Incentive Plan had stock compensation expense of $1,965 and $3,231 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended July 1, 2023, respectively, and $943 and $1,786 for the thirteen and twenty-six weeks ended June 25, 2022, respectively.
Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on specified targets such as Company performance and Company stock price hurdles.
Restricted Stock Units
The RSUs granted to employees for service generally vest after three years, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on sooner of the first anniversary of the grant date or the Company's next annual meeting of stockholders.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen and twenty-six weeks ended July 1, 2023, there was approximately $98 and $184, respectively, and as of thirteen and twenty-six weeks ended June 25, 2022, there was approximately $85 and $163, respectively, of compensation expense related to the ESPP.
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

	Thirteen weeks ended July 1, 2023			Twenty-six weeks ended July 1, 2023
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income (loss)	$4,545	194,644	$0.02	$(4,587)	194,596	$(0.02)
Dilutive effect of stock options and awards	—	884	—	—	—	—
Net income (loss) per diluted common share	$4,545	195,528	$0.02	$(4,587)	194,596	$(0.02)

15 | July 1, 2023 Form 10-Q

	Thirteen weeks ended June 25, 2022			Twenty-six weeks ended June 25, 2022
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Income	$8,816	194,135	0.05	$6,929	194,071	$0.04
Dilutive effect of stock options and awards	—	2,551	—	—	1,861	—
Net income per diluted common share	$8,816	196,686	0.04	$6,929	195,932	$0.04
Stock options and awards outstanding totaling 10,271 and 9,944 were excluded from the computation for the thirteen and twenty-six weeks ended July 1, 2023 and 1,492 and 1,803 for the thirteen and twenty-six weeks ended June 25, 2022, respectively, as they would have had an antidilutive effect under the treasury stock method.
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
Interest Rate Swap Agreements
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 1") for a notional amount of $144,000. The forward start date of the 2021 Swap 1 was July 30, 2021 and the termination date is July 31, 2024. Originally, the 2021 Swap 1 had a determined pay fixed interest rate of 0.75%. As of June 30, 2023 the Company modified the terms of the swaps to replace the LIBOR-based reference rates with SOFR-based reference rates, in accordance with the respective swap agreements and market conventions. This modification resulted in a determined pay fixed interest rate of 0.74%. In accordance with ASC 815, the Company determined the 2021 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive income (loss) within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses are reclassified out of other comprehensive income (loss) into interest expense in the same period during which the hedged transactions affect earnings.
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 2") for a notional amount of $216,000. The forward start date of the 2021 Swap 2 was July 30, 2021 and the termination date is July 31, 2024. Originally, the 2021 Swap 2 had a determined pay fixed interest rate of 0.76%. As of June 30, 2023 the Company modified the terms of the swaps to replace the LIBOR-based reference rates with SOFR-based reference rates, in accordance with the respective swap agreements and market conventions. This modification resulted in a determined pay fixed interest rate of 0.74%. In accordance with ASC 815, the Company determined the 2021 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive income (loss) within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses are reclassified out of other comprehensive income (loss) into interest expense in the same period during which the hedged transactions affect earnings.

16 | July 1, 2023 Form 10-Q

As of July 1, 2023 and December 31, 2022 the Company did not hold any derivative liabilities. The following table summarizes the Company's derivative financial instruments:

	Asset Derivatives
		As of July 1, 2023	As of December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other current/other non-current assets	$6,811	$8,705
2021 Swap 2	Other current/other non-current assets	10,219	13,044
Total hedging instruments:		$17,030	$21,749
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of July 1, 2023
	Level 1	Level 2	Level 3	Total
Trading securities	$1,255	$—	$—	$1,255
Interest rate swaps	—	17,030	—	17,030
Contingent consideration payable	—	—	14,105	14,105

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Trading securities	$1,155	$—	$—	$1,155
Interest rate swaps	—	21,749	—	21,749
Contingent consideration payable	—	—	11,063	11,063
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.

17 | July 1, 2023 Form 10-Q

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of July 1, 2023 and December 31, 2022, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. As of July 1, 2023, the total contingent consideration was recorded as $435 in other accrued expenses and $13,670 in other non-current liabilities on the Condensed Consolidated Balance Sheets, in addition to $1,125 in payments made during the quarter. As of December 31, 2022, the total contingent consideration was recorded as $1,193 in other accrued expenses and $9,870 in other non-current liabilities on the Condensed Consolidated Balance Sheets. As of July 1, 2023, compared to December 31, 2022, the Company recorded a $4,017 and $150 increase in the Resharp and Instafob contingent consideration liability, respectively. The total $4,167 loss on the revaluation was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability as of July 1, 2023 compared to the prior valuation period and was recorded within other income in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and term loan approximate the fair value at July 1, 2023 and December 31, 2022 as the interest rate is variable and approximates current market rates of debt based on observable market transactions with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 14 - Derivatives and Hedging.
16. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of July 1, 2023: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.
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

18 | July 1, 2023 Form 10-Q

The table below presents revenues and income from operations for our reportable segments for the thirteen and twenty-six weeks ended July 1, 2023 and thirteen and twenty-six weeks ended June 25, 2022. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

	Thirteen Weeks Ended July 1, 2023	Thirteen Weeks Ended June 25, 2022	Twenty-six Weeks Ended July 1, 2023	Twenty-six Weeks Ended June 25, 2022
Revenues
Hardware and Protective Solutions	$268,794	$277,438	$522,645	$542,815
Robotics and Digital Solutions	62,456	63,716	123,522	124,693
Canada	48,769	52,960	83,559	89,619
Total revenues	$380,019	$394,114	$729,726	$757,127
Segment Income from Operations
Hardware and Protective Solutions	$4,367	$10,079	$531	$8,132
Robotics and Digital Solutions	10,374	10,305	14,836	17,707
Canada	6,056	7,389	6,519	10,783
Total segment income from operations	$20,797	$27,773	$21,886	$36,622

19 | July 1, 2023 Form 10-Q

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
All forward-looking statements are made in good faith by the Company and are intended to qualify for the safe harbor from liability established by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You should not rely on these forward-looking statements as predictions of future events. Words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," “target”, “goal”, "may," "will," "could," "should," "believes," "predicts," "potential," "continue," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, the Company’s expectations with respect to future performance. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside the Company's control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) unfavorable economic conditions that may affect operations, financial condition and cash flows including spending on home renovation or construction projects, inflation, recessions, instability in the financial markets or credit markets; (2) increased supply chain costs, including raw materials, sourcing, transportation and energy; (3) the highly competitive nature of the markets that we serve; (4) the ability to continue to innovate with new products and services; (5) direct and indirect costs associated with the May 2023 ransomware attack, and our receipt of expected insurance receivables associated with that cybersecurity incident; (6) seasonality; (7) large customer concentration; (8) the ability to recruit and retain qualified employees; (9) the outcome of any legal proceedings that may be instituted against the Company; (10) adverse changes in currency exchange rates; (11) the impact of COVID-19 on the Company’s business; or (12) regulatory changes and potential legislation that could adversely impact financial results. The foregoing list of factors is not exclusive, and readers should also refer to those risks that are included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K filed on February 27, 2023. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements.
Except as required by applicable law, the Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements in this communication to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.

GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $380.0 million in the thirteen weeks ended July 1, 2023 and $729.7 million in the twenty-six weeks ended July 1, 2023. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small

20 | July 1, 2023 Form 10-Q

parts such as fasteners and related hardware items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eyewear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
RECENT DEVELOPMENTS
On June 30, 2023, the Company amended its term loan credit agreement and its interest rate swap agreements to change the benchmark rate from LIBOR to SOFR, and had previously amended the ABL revolver to do the same on July 29, 2022.
In late May 2023, we experienced a ransomware attack relating to certain systems on our network (the “Cybersecurity Incident”). We promptly initiated an investigation, engaged the services of cyber-security experts and outside advisors and worked with appropriate law enforcement authorities to contain, assess and remediate the Cybersecurity Incident. We are engaged in an ongoing process of assessing data accessed during the course of the Cybersecurity Incident and will notify applicable regulatory agencies and individuals as appropriate.
The Cybersecurity Incident affected certain of our information technology systems, and as part of the containment effort, we suspended affected systems and elected to temporarily suspend additional systems in an abundance of caution. We reactivated and restored our operational systems over the course of the week following the Cybersecurity Incident.
In the second quarter of fiscal 2023, we incurred non-recurring costs, net of an expected insurance receivable from our cyber insurance carrier, of $1.0 million for the second quarter. We are working diligently with our insurance carrier on claims to recover costs incurred.
We expect to incur ongoing costs related to this Cybersecurity Incident, as well as costs for ongoing efforts to enhance data security in response to ongoing developments in the cybersecurity landscape. We are unable to estimate the ultimate direct and indirect financial impacts of this Cybersecurity Incident, though it is not expected to be material to our full year fiscal 2023 financial results.
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

IMPACT OF GLOBAL ECONOMIC CONDITIONS ON OUR RESULTS OF OPERATIONS
Our business is impacted by general economic conditions in the North American markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers. Changes in current economic conditions, including inflationary pressures in the cost of inventory, transportation, and employee compensation, foreign currency volatility, and concerns of a potential recession, have impacted consumer discretionary income levels and spending. Consumer discretionary income levels and spending impact the purchasing trends of our products by our retail customers. Any adverse trends in discretionary income and consumer spending could have a material adverse effect on our business or operating results.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a majority of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately 5.1% in the twenty-six weeks ended July 1, 2023, increased by 8.3% in 2022, and declined by 2.6% during 2021. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 1.3% in the twenty-six weeks ended July 1, 2023, increased by 10.8% in 2022, and declined by 1.4% in 2021.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S.

21 | July 1, 2023 Form 10-Q

dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 2.2% in the twenty-six weeks ended July 1, 2023, increased by 5.7% in 2022, and declined by 0.2% in 2021.
In addition, the negotiated purchase price of our products may be dependent upon market fluctuations in the cost of raw materials (i.e. steel, zinc, and nickel) used by our vendors in their manufacturing processes. The final purchase cost of our products may also be dependent upon inflation or deflation in the local economies of vendors in China and Taiwan that could impact the cost of labor and materials used in the manufacturing of our products. We identify the directional impact of changes in our product cost, but the quantification of each of these variable impacts cannot be measured as to the individual impact on our product cost with a sufficient level of precision. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to implement price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The U.S. tariffs on steel and aluminum and other imported goods have increased our product costs and required us to increase prices on the affected products.

Thirteen weeks ended July 1, 2023 vs the Thirteen weeks ended June 25, 2022
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended July 1, 2023 were $380.0 million compared to net sales of $394.1 million for the thirteen weeks ended June 25, 2022, a decrease of approximately $(14.1) million or (3.6)%.
•Net income for the thirteen weeks ended July 1, 2023 was $4.5 million, or $0.02 per diluted share, compared to a net income of $8.8 million, or $0.04 per diluted share for the thirteen weeks ended June 25, 2022.
•Adjusted EBITDA(1) totaled $58.0 million versus $62.3 million in the thirteen weeks ended July 1, 2023 and in the thirteen weeks ended June 25, 2022, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended July 1, 2023 and the thirteen weeks ended June 25, 2022.

22 | July 1, 2023 Form 10-Q

	Thirteen Weeks Ended July 1, 2023		Thirteen Weeks Ended June 25, 2022
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$380,019	100.0%	$394,114	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	216,499	57.0%	220,146	55.9%
Selling, warehouse, general and administrative expenses	111,452	29.3%	118,229	30.0%
Depreciation	13,800	3.6%	14,172	3.6%
Amortization	15,578	4.1%	15,566	3.9%
Other expense (income), net	1,893	0.5%	(1,772)	(0.4)%
Income from operations	20,797	5.5%	27,773	7.0%
Interest expense, net	18,075	4.8%	12,533	3.2%
Income before income taxes	2,722	0.7%	15,240	3.9%
Income tax (benefit) expense	(1,823)	(0.5)%	6,424	1.6%
Net income	$4,545	1.2%	$8,816	2.2%

Adjusted EBITDA(1)	$57,982	15.3%	$62,276	15.8%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales by Segment

	Thirteen weeks ended July 1, 2023	% of Net Sales	Thirteen weeks ended June 25, 2022	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$268,794	70.7%	$277,438	70.4%	$(8,644)	(3.1)%
Robotics and Digital Solutions	62,456	16.4%	63,716	16.2%	(1,260)	(2.0)%
Canada	48,769	12.8%	52,960	13.4%	(4,191)	(7.9)%
Consolidated	$380,019		$394,114		$(14,095)

The decline in total net sales during the second quarter of 2023 was driven primarily driven by the factors described below:
Hardware and Protective Solutions net sales decreased by $8.6 million in thirteen weeks ended July 1, 2023 due to the following:
•Hardware net sales increased by $0.1 million driven by volume decreases of $7.0 million partially off set by $7.1 million in price increases in response to inflationary cost pressures in the market.
•Protective equipment net sales decreased by $8.7 million primarily due to $7.8 million decrease in volume driven by timing of promotional and seasonal sales along with $2.1 million of COVID-19 related sales in 2022 with no material comparable COVID-19 sales in 2023.
Robotics and Digital Solutions net sales in the thirteen weeks ended July 1, 2023 decreased by $1.3 million primarily driven by decreased volume in full-service key and engraving sales.
Canada net sales decreased by $4.2 million primarily due to $2.6 million unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars along with decreased volume.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

23 | July 1, 2023 Form 10-Q

	Thirteen weeks ended July 1, 2023	% of Segment Net Sales	Thirteen weeks ended June 25, 2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$168,490	62.7%	$170,827	61.6%	$(2,337)	(1.4)%
Robotics and Digital Solutions	17,659	28.3%	18,495	29.0%	(836)	(4.5)%
Canada	30,350	62.2%	30,824	58.2%	(474)	(1.5)%
Consolidated	$216,499	57.0%	$220,146	55.9%	$(3,647)	(1.7)%
Hardware and Protective Solutions cost of sales as a percentage of net sales increased primarily due increased shipping and product costs.
Robotics and Digital Solutions cost of sales as a percentage of net sales decreased primarily due to a shift in product mix from full-service to self-service keys.
Canada cost of sales as a percentage of net sales increased primarily due increased shipping and product costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

	Thirteen weeks ended July 1, 2023	% of Segment Net Sales	Thirteen weeks ended June 25, 2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$77,295	28.8%	$78,683	28.4%	$(1,388)	(1.8)%
Robotics and Digital Solutions	22,862	36.6%	26,245	41.2%	(3,383)	(12.9)%
Canada	11,295	23.2%	13,301	25.1%	(2,006)	(15.1)%
Consolidated	$111,452	29.3%	$118,229	30.0%	$(6,777)	(5.7)%
Hardware and Protective Solutions SG&A decreased due to the following:
•Warehouse expense decreased $1.5 million due to lower sales volumes.
•General and administrative (“G&A”) increased by $1.6 million. The increase was primarily driven by increased stock-based compensation expense.
•Selling expense decreased by $1.5 million primarily due to lower variable compensation and benefit expense in the thirteen weeks ended July 1, 2023.
Robotics and Digital Solutions SG&A decreased due to the following:
•Warehouse expense decreased by $1.0 million primarily due to the shift from full-service keys, which have a higher warehousing cost, to self-service keys.
•G&A decreased by $2.6 million. The decrease was primarily related to reduced legal and consulting expense in 2023 as 2022 saw increased legal expense associated with the litigation with Hy-Ko Products Company LLC. This was partially offset by increased stock compensation expense.
•Selling expense increased by $0.3 million primarily due to variable selling expenses related to self-service key sales in the thirteen weeks ended July 1, 2023.
Canada SG&A decreased due to the following:
•Warehouse expense decreased by $1.1 million primarily due to lower sales volumes along with improved operational efficiencies.
•G&A decreased by $0.8 million primarily due to reduced variable compensation and stock-based compensation expense.
Other Operating Expenses
Depreciation expense decreased $0.4 million due to certain assets becoming fully depreciated.
Amortization expense was comparable to prior year quarter.

24 | July 1, 2023 Form 10-Q

In the thirteen weeks ended July 1, 2023, other expense consisted primarily of a $2.5 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob, (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). We also recorded exchange rate gains of $0.3 million in the thirteen weeks ended July 1, 2023.
In the thirteen weeks ended June 25, 2022, other income consisted primarily of a $2.2 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. We also recorded exchange rate losses of $0.2 million in the thirteen weeks ended June 25, 2022.
Income from Operations

	Thirteen weeks ended July 1, 2023	Thirteen weeks ended June 25, 2022	$ Change	% Change
Hardware and Protective Solutions	$4,367	$10,079	$(5,712)	(56.7)%
Robotics and Digital Solutions	10,374	10,305	69	0.7%
Canada	6,056	7,389	(1,333)	(18.0)%
Total segment income from operations	$20,797	$27,773	$(6,976)	(25.1)%
Income from operations in our Hardware and Protective Solutions segment decreased $5.7 million due to the changes in sales, cost of sales, and SG&A expenses described above.
Income from operations in our Robotics and Digital Solutions segment was comparable to prior year quarter. The $0.1 million increase is primarily due to the decrease in cost of sales, and SG&A expenses described above, along with a decrease in depreciation expense of $1.6 million due to certain assets becoming fully depreciated. This was partially offset by an increase of $4.6 million in other expense driven by the changes in revaluation of the contingent consideration described above along with decreased sales.
Canada's income from operations decreased by $1.3 million primarily due to the changes in sales, cost of sales, and SG&A expenses described above. Canada also recorded exchange rate losses of $0.3 million in the thirteen weeks ended June 25, 2022.
Interest Expense
Interest expense, net, increased $5.5 million due higher interest rates in the thirteen weeks ended July 1, 2023.
Income Taxes
For the thirteen weeks ended July 1, 2023 and thirteen weeks ended June 25, 2022, the effective income tax rate was (67.0)% and 42.2%, respectively. The Company recorded an income tax benefit for the thirteen weeks ended July 1, 2023 of $1.8 million based on a pre-tax income of $2.7 million, and an income tax provision for the thirteen weeks ended June 25, 2022 of $6.4 million based on a pre-tax income of $15.2 million.
In 2023, the Company's effective tax rate differed from the U.S. federal statutory tax rate primarily due to Global Intangible Low-Taxed Income ("GILTI") from the Canadian subsidiary. In addition, the effective tax rate differed from the U.S. federal statutory tax rate for 2023 due to state and foreign income taxes and certain non-deductible expenses. Given that the Company is forecasting positive income for the full fiscal year, the Company anticipates that the quarterly income tax benefit recorded through July 1, 2023 will reverse to an income tax provision by the end of the fiscal year. See Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.
In 2022, the effective rate differed from the federal statutory rate due to non-deductible stock compensation, an estimated increase in GILTI from the Company's Canadian operations, and state and foreign income taxes.

twenty-six weeks ended July 1, 2023 vs the twenty-six weeks ended June 25, 2022
FINANCIAL SUMMARY AND OTHER KEY METRICS

25 | July 1, 2023 Form 10-Q

•Net sales for the twenty-six weeks ended July 1, 2023 were $729.7 million compared to net sales of $757.1 million for the twenty-six weeks ended June 25, 2022, a decrease of approximately $27.4 million or 3.6%.
•Net loss for the twenty-six weeks ended July 1, 2023 was $(4.6) million, or $(0.02) per diluted share, compared to net income of $6.9 million, or $0.04 per diluted share for the twenty-six weeks ended June 25, 2022.
•Adjusted EBITDA(1) totaled $98.2 million versus $106.3 million in the twenty-six weeks ended July 1, 2023 and twenty-six weeks ended June 25, 2022, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the twenty-six weeks ended July 1, 2023 and the twenty-six weeks ended June 25, 2022.

	Twenty-six weeks ended July 1, 2023		Twenty-six weeks ended June 25, 2022
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$729,726	100.0%	$757,127	100%
Cost of sales (exclusive of depreciation and amortization shown separately below)	421,008	57.7%	433,419	57.2%
Selling, warehouse, general and administrative expenses	222,517	30.5%	232,767	30.7%
Depreciation	30,505	4.2%	27,426	3.6%
Amortization	31,150	4.3%	31,087	4.1%
Other expense (income), net	2,660	0.4%	(4,194)	(0.6)%
Income from operations	21,886	3.0%	36,622	4.8%
Interest expense, net	36,152	5.0%	24,161	3.2%
(Loss) income before income taxes	(14,266)	(2.0)%	12,461	1.6%
Income tax expense (benefit)	(9,679)	(1.3)%	5,532	0.7%
Net (loss) income	$(4,587)	(0.6)%	$6,929	0.9%

Adjusted EBITDA(1)	$98,168	13.5%	$106,287	14.0%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net (loss) income to Adjusted EBITDA.
Net Sales by Segment

	Twenty-six weeks ended July 1, 2023	% of Net Sales	Twenty-six weeks ended June 25, 2022	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$522,645	71.6%	$542,815	71.7%	$(20,170)	(3.7)%
Robotics and Digital Solutions	123,522	16.9%	124,693	16.5%	(1,171)	(0.9)%
Canada	83,559	11.5%	89,619	11.8%	(6,060)	(6.8)%
Consolidated	$729,726		$757,127		$(27,401)

The decline in total net sales during the twenty-six weeks ended July 1, 2023 was driven primarily driven by the factors described below:
Hardware and Protective Solutions net sales decreased by $20.2 million in twenty-six weeks ended July 1, 2023 due to the following:

26 | July 1, 2023 Form 10-Q

•Hardware net sales increased by $15.0 million driven by $18.9 million in price increases in response to inflationary cost pressures in the market, partially offset by lower volume.
•Protective equipment net sales decreased by $35.2 million primarily due to a $22.1 million decrease in volume driven by timing of seasonal and promotional sales, along with $15.5 million of COVID-19 related sales in 2022 with no material comparable COVID-19 sales in 2023.
Robotics and Digital Solutions net sales in the twenty-six weeks ended July 1, 2023 decreased by $1.2 million compared to the twenty-six weeks ended June 25, 2022 primarily due to decreases in full-service key and engraving volume.
Canada net sales decreased by $6.1 million primarily due to $4.9 million unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars along with decreased volume.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Twenty-six weeks ended July 1, 2023	% of Segment Net Sales	Twenty-six weeks ended June 25, 2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$332,323	63.6%	$342,656	63.1%	$(10,333)	(3.0)%
Robotics and Digital Solutions	36,045	29.2%	38,153	30.6%	(2,108)	(5.5)%
Canada	52,640	63.0%	52,610	58.7%	30	0.1%
Consolidated	$421,008	57.7%	$433,419	57.2%	$(12,411)	(2.9)%
Hardware and Protective Solutions cost of sales as a percentage of net sales increased primarily due to increased shipping and product costs.
Robotics and Digital Solutions cost of sales as a percentage of net sales improved primarily due to a shift in product mix from full-service to self-service keys.
Canada cost of sales as a percentage of net sales increased primarily due to increased shipping and product costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

	Twenty-six weeks ended July 1, 2023	% of Segment Net Sales	Twenty-six weeks ended June 25, 2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$153,556	29.4%	$157,235	29.0%	$(3,679)	(2.3)%
Robotics and Digital Solutions	46,800	37.9%	51,150	41.0%	(4,350)	(8.5)%
Canada	22,161	26.5%	24,382	27.2%	(2,221)	(9.1)%
Consolidated	$222,517	30.5%	$232,767	30.7%	$(10,250)	(4.4)%
Hardware and Protective Solutions SG&A decreased due to the following:
•Warehouse expense decreased $2.6 million due to lower sales volumes.
•Selling expense decreased by $0.8 million primarily due to lower variable compensation in the twenty-six weeks ended July 1, 2023.
Robotics and Digital Solutions SG&A decreased due to the following:
•G&A decreased by $3.4 million. The decrease was primarily related to reduced legal and consulting expense in 2023, 2022 saw increased legal expense associated with the litigation with Hy-Ko Products Company LLC.
•Warehouse expense decreased by $1.9 million primarily due to the shift from full-service keys, which have a higher warehousing cost, to self-service keys.

27 | July 1, 2023 Form 10-Q

•Selling expense increased by $1.0 million primarily due to higher variable selling expenses related to self-service key sales and increased variable compensation in the twenty-six weeks ended July 1, 2023.
Canada SG&A decreased due to the following:
•Warehouse expense decreased by $1.6 million primarily due to lower sales volume and improved operational efficiencies.
•G&A increased by $0.3 million primarily due to decreased variable compensation.
Other Operating Expenses
Depreciation expense increased $3.1 million due to increased capital spend on key duplicating kiosks and machines, merchandising racks, and facility relocations.
Amortization expense was comparable to prior year quarter.
In the twenty-six weeks ended July 1, 2023, other expense consisted primarily of a $4.2 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob, (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). We also recorded exchange rate gains of $0.4 million in the twenty-six weeks ended July 1, 2023.
In the twenty-six weeks ended June 25, 2022, other income consisted primarily of a $3.6 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. We also recorded exchange rate gains of $0.5 million in the twenty-six weeks ended June 25, 2022.
Income from Operations

	Twenty-six weeks ended July 1, 2023	Twenty-six weeks ended June 25, 2022	$ Change	% Change
Hardware and Protective Solutions	$531	$8,132	$(7,601)	(93.5)%
Robotics and Digital Solutions	14,836	17,707	(2,871)	(16.2)%
Canada	6,519	10,783	(4,264)	(39.5)%
Total segment income from operations	$21,886	$36,622	$(14,736)	(40.2)%
Income from operations in our Hardware and Protective Solutions segment decreased $7.6 million due to the changes in sales, cost of sales, and SG&A expenses described above.
Income from operations in our Robotics and Digital Solutions segment decreased by $2.9 million primarily due to the changes in sales, cost of sales, and SG&A expenses described above, offset by an increase of $7.8 million in other income driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations decreased by $4.3 million primarily due to the changes in sales, cost of sales, and SG&A expenses described above. Canada also recorded exchange rate gains of $0.2 million in the twenty-six weeks ended July 1, 2023.
Interest Expense
Interest expense, net, increased $12.0 million due higher interest rates in the twenty-six weeks ended July 1, 2023.
Income Taxes
For the twenty-six weeks ended July 1, 2023 and twenty-six weeks ended June 25, 2022, the effective income tax rate was 67.8% and 44.4%, respectively. The Company recorded an income tax benefit for the twenty-six weeks ended July 1, 2023 of $9,679 based on a pre-tax loss of $14,266, and an income tax provision for the twenty-six weeks ended June 25, 2022 of $5.5 million based on a pre-tax income of $12.5 million.
In 2023, the Company's effective tax rate differed from the U.S. federal statutory tax rate primarily due to Global Intangible Low-Taxed Income ("GILTI") from the Canadian subsidiary. In addition, the effective tax rate differed from the U.S. federal statutory tax rate for 2023 due to state and foreign income taxes and certain non-deductible expenses. The Company anticipates that the income tax benefit recorded through July 1, 2023 will reverse to an income tax provision by the end of the fiscal year based on the forecasted income throughout the remainder of the year.

28 | July 1, 2023 Form 10-Q

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
The following table presents a reconciliation of Net (loss) income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Thirteen Weeks Ended July 1, 2023	Thirteen Weeks Ended June 25, 2022	Twenty-six Weeks Ended July 1, 2023	Twenty-six Weeks Ended June 25, 2022
Net income (loss)	$4,545	$8,816	$(4,587)	$6,929
Income tax (benefit) expense	(1,823)	6,424	(9,679)	5,532
Interest expense, net	18,075	12,533	36,152	24,161
Depreciation	13,800	14,172	30,505	27,426
Amortization	15,578	15,566	31,150	31,087
EBITDA	$50,175	$57,511	$83,541	$95,135

Stock compensation expense	3,405	2,286	6,042	8,304
Restructuring and other(1)	1,440	513	2,848	565
Litigation expense (2)	—	2,703	260	3,713
Transaction and integration expense (3)	510	1,438	1,310	2,215
Change in fair value of contingent consideration	2,452	(2,175)	4,167	(3,645)
Adjusted EBITDA	$57,982	$62,276	$98,168	$106,287
(1)Includes consulting and other costs associated with distribution center relocations and corporate restructuring activities. 2023 includes costs associated with the Cybersecurity Incident that occurred in May 2023, see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Litigation expense includes legal fees associated with our litigation with Hy-Ko Products Company LLC.
(3)Transaction and integration expense includes professional fees and other costs related to the CCMP secondary offerings in 2022 and 2023.

29 | July 1, 2023 Form 10-Q

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measure under GAAP, to segment Adjusted EBITDA for the periods presented.

Thirteen weeks ended July 1, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$4,367	$10,374	$6,056	$20,797
Depreciation and amortization	19,028	9,110	1,240	29,378
Stock compensation expense	2,865	329	211	3,405
Restructuring and other	1,128	202	110	1,440
Litigation expense	—	—	—	—
Transaction and integration expense	459	51	—	510
Change in fair value of contingent consideration	—	2,452	—	2,452
Adjusted EBITDA	$27,847	$22,518	$7,617	$57,982

Thirteen weeks ended June 25, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$10,079	$10,305	$7,389	$27,773
Depreciation and amortization	17,664	10,845	1,229	29,738
Stock compensation expense	1,374	220	692	2,286
Restructuring and other	479	34	—	513
Litigation expense	—	2,703	—	2,703
Transaction and integration expense	1,240	198	—	1,438
Change in fair value of contingent consideration	—	(2,175)	—	(2,175)
Adjusted EBITDA	$30,836	$22,130	$9,310	$62,276

Twenty-six weeks ended July 1, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$531	$14,836	$6,519	$21,886
Depreciation and amortization	37,571	21,675	2,409	61,655
Stock compensation expense	5,070	611	361	6,042
Restructuring and other	2,385	353	110	2,848
Litigation expense	—	260	—	260
Transaction and integration expense	1,169	141	—	1,310
Change in fair value of contingent consideration	—	4,167	—	4,167
Adjusted EBITDA	$46,726	$42,043	$9,399	$98,168

30 | July 1, 2023 Form 10-Q

31 | July 1, 2023 Form 10-Q

Twenty-six weeks ended June 25, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$8,132	$17,707	$10,783	$36,622
Depreciation and amortization	34,720	21,328	2,465	58,513
Stock compensation expense	6,562	1,050	692	8,304
Restructuring and other	525	40	—	565
Litigation expense	—	3,713	—	3,713
Transaction and integration expense	1,927	288	—	2,215
Change in fair value of contingent consideration	—	(3,645)	—	(3,645)
Adjusted EBITDA	$51,866	$40,481	$13,940	$106,287

LIQUIDITY AND CAPITAL RESOURCES
Our working capital (current assets minus current liabilities) position of $383.6 million as of July 1, 2023 represents a decrease of $32.6 million from the December 31, 2022 level of $416.2 million. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.
The following table presents the key categories of our consolidated statements of cash flows:

	Twenty-six weeks ended July 1, 2023	Twenty-six weeks ended June 25, 2022	$ Change
Net cash provided by operating activities	$115,046	$14,773	$100,273
Net cash used for investing activities	(37,554)	(31,421)	(6,133)
Net cash (used for) provided by financing activities	(69,963)	19,290	(89,253)
Net increase in cash and cash equivalents	6,575	3,118	3,457
Operating Cash Flows:
Net Cash provided by operating activities for the twenty-six weeks ended July 1, 2023 was favorably impacted by reduced inventory as part of the company's ongoing strategic initiative to lower inventory on hand during 2023 following the build up of inventory in prior years due to inflation and recent supply chain challenges. Additionally we saw increased accounts payable due to the timing of inventory purchases and payments.
Net cash provided by operating activities for the twenty-six weeks ended June 25, 2022 was unfavorably impacted by (1) increased inventory for the spring and summer busy season and new business wins, and (2) an increase in accounts receivable due to higher sales.
Investing Cash Flows:
Capital Expenditures:
Cash of $37.0 million and $28.9 million was used in the twenty-six weeks ended July 1, 2023 and twenty-six weeks ended June 25, 2022, respectively, to invest in: new engraving and key duplicating kiosks in the RDS segment, new merchandising racks, and leasehold improvements in new distribution facilities in the Hardware and Protective Solutions segment.
Acquisitions:

32 | July 1, 2023 Form 10-Q

During the twenty-six weeks ended June 25, 2022 we acquired Monkey Hook for a total purchase price of $2.8 million, which included $0.3 million in hold-back that remained payable to the seller as of December 31, 2022. In the twenty-six weeks ended July 1, 2023, hold-back of $0.3 million was paid to satisfy the full purchase price. See Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information.
Financing Cash Flows:
Term Loan:
The Company used $4.3 million of cash for principal payments on the senior term loan. As of July 1, 2023, we have outstanding borrowings of $836.1 million on the term loan. See Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.
ABL Revolver:
Our revolver repayments, net of draws, used cash of $64.0 million in the twenty-six weeks ended July 1, 2023 as part of our plan to pay down debt. In the twenty-six weeks ended June 25, 2022 revolver draws, net of repayments, provided $24.0 million of cash.
Stock Option Exercises:
In the twenty-six weeks ended July 1, 2023 and twenty-six weeks ended June 25, 2022 the Company received $0.6 million and $1.1 million from the exercise of stock options, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of July 1, 2023, however, actual results may differ from these estimates under different assumptions and circumstances.
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

33 | July 1, 2023 Form 10-Q

We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at July 1, 2023, after consideration of our SOFR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.8 million.
FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $158.7 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of July 1, 2023. The foreign subsidiaries net tangible assets were $99.5 million and the net intangible assets were $59.2 million as of July 1, 2023.
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

ITEM 4 - CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of July 1, 2023, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the twenty-six weeks ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

34 | July 1, 2023 Form 10-Q

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS
The Information required by this Item is set forth in Note 6 - Commitments and Contingencies, to the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q and is incorporated into this Item by reference.

ITEM 1A – RISK FACTORS
There have been no material changes to the risks from those disclosed in the Form 10-K filed on February 27, 2023 with the Securities and Exchange Commission (“SEC”).

ITEM 2. – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
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

35 | July 1, 2023 Form 10-Q

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
ABL Revolver Amendment:
On April 25, 2023, the Company’s wholly‑owned subsidiaries, The Hillman Companies, Inc., (“Holdings”), The Hillman Group, Inc. (the “U.S. Borrower”) and The Hillman Group Canada ULC, (the “Canadian Borrower”), entered into Amendment No. 4 to the existing asset-based revolving credit agreement (the “Fourth ABL Amendment”) with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto to make certain changes to permit supply chain finance programs as a part of the definition of "Banking Services".
The Fourth ABL Amendment amends the ABL Credit Agreement, dated as of May 31, 2018 (as amended by Amendment No. 1, dated as of November 15, 2019, as amended and restated by Amendment No. 2, dated as of July 14, 2021, as amended and restated by Amendment No. 3, dated as of July 29, 2022, the “Existing ABL Credit Agreement”), by and among the U.S. Borrower, Canadian Borrower (the “Borrowers”, and each, a “Borrower”), Holdings, the lenders and issuing banks from time to time party thereto and Barclays Bank PLC, as administrative agent.
The foregoing description of the Fourth ABL Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Fourth ABL Amendment. A copy of the Fourth ABL Amendment is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
Term Loan Amendment:
On June 30, 2023, Holdings and the U.S. Borrower entered into Amendment No. 1 to the existing term loan credit agreement (the “First Term Loan Amendment”) with Jefferies Finance LLC, as administrative agent, to make certain changes to convert the interest rate of the term loans to SOFR-based pricing.
The First Term Loan Amendment amends the Term Loan Credit Agreement, dated as of July 14, 2021 (the “Existing Term Loan Credit Agreement”), by and among the U.S. Borrower, Holdings, the financial institutions party thereto as Lenders, and Jefferies Finance LLC, as administrative agent (the Existing Term Loan Credit Agreement, as amended pursuant to the First Term Loan Amendment, is referred to as the “Amended Term Loan Credit Agreement”).
The foregoing descriptions of the First Term Loan Amendment and the Amended Term Loan Credit Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of the First Term Loan Amendment and the Amended Term Loan Credit Agreement. A copy of the First Term Loan Amendment and the Amended Term Loan Credit Agreement are attached hereto as Exhibit 10.2 and Exhibit 10.3 and are incorporated herein by reference.

36 | July 1, 2023 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

10.1 *
Amendment No. 4 to the ABL Credit Agreement, dated as of April 25, 2023, by and among The Hillman Companies, Inc., The Hillman Group, Inc., The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (filed herewith).

10.2 *
Amendment No. 1 to the Term Loan Credit Agreement, dated as of June 30, 2023, by and among The Hillman Companies, Inc., The Hillman Group, Inc., and Jefferies Finance LLC, as administrative agent (filed herewith).

10.3 *
Amended Term Loan Credit Agreement, as amended as of June 30, 2023, by and among The Hillman Companies, Inc., The Hillman Group, Inc., the financial institutions party thereto as Lenders, and Jefferies Finance LLC, as administrative agent (filed herewith).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023 filed with the Securities and Exchange Commission on August 8, 2023, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of July 1, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended July 1, 2023 and the thirteen and twenty-six weeks ended June 25, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 1, 2023 and the twenty-six weeks ended June 25, 2022, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and twenty-six weeks ended July 1, 2023 and the thirteen and twenty-six weeks ended June 25, 2022, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

37 | July 1, 2023 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Principal Financial Officer}	(Chief Accounting Officer)
DATE: August 8, 2023