Form 10-Q
period 2023-09-30
Hillman Solutions Corp.
filed 2023-11-08
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 6, 2023, 194,902,999 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$39,262	$31,081
Accounts receivable, net of allowances of $2,312 ($2,405 - 2022)	129,709	86,985
Inventories, net	397,077	489,326
Other current assets	29,778	24,227
Total current assets	595,826	631,619
Property and equipment, net of accumulated depreciation of $362,422 ($333,452 - 2022)	200,121	190,258
Goodwill	824,305	823,812
Other intangibles, net of accumulated amortization of $461,240 ($414,275 - 2022)	688,451	734,460
Operating lease right of use assets	88,578	66,955
Other assets	14,633	23,586
Total assets	$2,411,914	$2,470,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159,332	$131,751
Current portion of debt and financing lease liabilities	10,697	10,570
Current portion of operating lease liabilities	13,814	12,285
Accrued expenses:
Salaries and wages	9,188	15,709
Pricing allowances	10,917	9,246
Income and other taxes	5,786	5,300
Interest	352	697
Other accrued liabilities	23,390	29,854
Total current liabilities	233,476	215,412
Long-term debt	780,043	884,636
Deferred tax liabilities	142,103	140,091
Operating lease liabilities	81,795	61,356
Other non-current liabilities	14,897	12,456
Total liabilities	$1,252,314	$1,313,951
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 194,827,369 issued and outstanding at September 30, 2023 and 194,548,411 issued and outstanding at December 31, 2022	20	20
Additional paid-in capital	1,415,059	1,404,360
Accumulated deficit	(226,147)	(226,617)
Accumulated other comprehensive loss	(29,332)	(21,024)
Total stockholders' equity	1,159,600	1,156,739
Total liabilities and stockholders' equity	$2,411,914	$2,470,690
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | September 30, 2023 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended September 30, 2023	Thirteen Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 30, 2023	Thirty-nine Weeks Ended September 24, 2022
Net sales	$398,943	$378,538	$1,128,669	$1,135,665
Cost of sales (exclusive of depreciation and amortization shown separately below)	222,644	214,802	643,652	648,221
Selling, warehouse, general and administrative expenses	113,359	133,246	335,876	366,013
Depreciation	14,434	14,312	44,939	41,738
Amortization	15,583	15,557	46,733	46,644
Other (income) expense, net	(1,819)	1,070	841	(3,124)
Income (loss) from operations	34,742	(449)	56,628	36,173
Interest expense, net	16,728	14,696	52,880	38,857
Income (loss) before income taxes	18,014	(15,145)	3,748	(2,684)
Income tax expense (benefit)	12,957	(5,679)	3,278	(147)
Net income (loss)	$5,057	$(9,466)	$470	$(2,537)

Basic income (loss) per share	$0.03	$(0.05)	$0.00	$(0.01)
Weighted average basic shares outstanding	194,794	194,370	194,662	194,171

Diluted income (loss) per share	$0.03	$(0.05)	$0.00	$(0.01)
Weighted average diluted shares outstanding	196,575	194,370	195,832	194,171

Net income (loss) from above	$5,057	$(9,466)	$470	$(2,537)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,994)	(7,834)	1,851	(8,745)
Hedging activity	(4,257)	3,811	(10,159)	15,333
Total other comprehensive (loss) income	(7,251)	(4,023)	(8,308)	6,588
Comprehensive (loss) income	$(2,194)	$(13,489)	$(7,838)	$4,051

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | September 30 2023 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirty-nine Weeks Ended September 30, 2023	Thirty-nine Weeks Ended September 24, 2022
Cash flows from operating activities:
Net income (loss)	$470	$(2,537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91,672	88,382
Deferred income taxes	1,835	5,670
Deferred financing and original issue discount amortization	3,993	2,251
Stock-based compensation expense	9,111	10,789
Change in fair value of contingent consideration	2,614	(2,926)
Changes in operating items:
Accounts receivable, net	(42,883)	(19,482)
Inventories, net	92,833	(6,004)
Other assets	(5,697)	(5,549)
Accounts payable	27,220	(34,648)
Other accrued liabilities	(9,691)	27,286
Net cash provided by operating activities	171,477	63,232
Cash flows from investing activities:
Acquisition of business, net of cash received	(300)	(2,500)
Capital expenditures	(52,145)	(46,431)
Other investing activities	(318)	—
Net cash used for investing activities	(52,763)	(48,931)
Cash flows from financing activities:
Repayments of senior term loans	(86,383)	(6,384)
Borrowings on revolving credit loans	172,000	161,000
Repayments of revolving credit loans	(197,000)	(154,000)
Principal payments under finance lease obligations	(1,687)	(998)
Proceeds from exercise of stock options	1,600	1,885
Payments of contingent consideration	(1,175)	(115)
Other financing activities	883	1,809
Cash payments related to hedging activities	—	(1,421)
Net cash (used for) provided by financing activities	(111,762)	1,776
Effect of exchange rate changes on cash	1,229	(1,454)
Net increase in cash and cash equivalents	8,181	14,623
Cash and cash equivalents at beginning of period	31,081	14,605
Cash and cash equivalents at end of period	$39,262	$29,228
Supplemental disclosure of cash flow information:
Interest paid	$43,843	$30,597
Income taxes paid	3,999	2,550
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | September 30 2023 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Thirty-nine weeks ended September 30, 2023
Balance at December 31, 2022	194,548	$20	$1,404,360	$(226,617)	$(21,024)	$1,156,739
Net Income (Loss)	—	—	—	(9,132)	—	(9,132)
Stock option activity, stock awards and employee stock purchase plan	—	—	2,708	—	—	2,708
Hedging activity	—	—	—	—	(5,142)	(5,142)
Change in cumulative foreign currency translation adjustment	—	—	—	—	959	959
Balance at April 1, 2023	194,548	$20	$1,407,068	$(235,749)	$(25,207)	$1,146,132
Net Income (Loss)	—	—	—	4,545	—	4,545
Stock option activity, stock awards and employee stock purchase plan	159	—	4,012	—	—	4,012
Hedging activity	—	—	—	—	(760)	(760)
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,886	3,886
Balance at July 1, 2023	194,707	$20	$1,411,080	$(231,204)	$(22,081)	$1,157,815
Net Income (Loss)	—	—	—	5,057	—	5,057
Stock option activity, stock awards and employee stock purchase plan	120	—	3,979	—	—	3,979
Hedging activity	—	—	—	—	(4,257)	(4,257)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,994)	(2,994)
Balance at September 30, 2023	194,827	$20	$1,415,059	$(226,147)	$(29,332)	$1,159,600

Thirty-nine weeks ended September 24, 2022
Balance at December 25, 2021	193,995	$20	$1,387,410	$(210,181)	$(27,154)	$1,150,095
Net Income (Loss)	—	—	—	(1,887)	—	(1,887)
Stock option activity, stock awards and employee stock purchase plan	53	—	6,018	—	—	6,018
Hedging activity	—	—	—	—	8,413	8,413
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,735	3,735
Balance at March 26, 2022	194,048	$20	$1,393,428	$(212,068)	$(15,006)	$1,166,374
Net Income (Loss)	—	—	—	8,816	—	8,816
Stock option activity, stock awards and employee stock purchase plan	223	—	3,435	—	—	3,435
Hedging Activity	—	—	—	—	3,109	3,109
Change in cumulative foreign currency translation adjustment	—	—	—	—	(4,646)	(4,646)
Balance at June 25, 2022	194,271	$20	$1,396,863	$(203,252)	$(16,543)	$1,177,088
Net Income (Loss)	—	—	—	(9,466)	—	(9,466)
Stock option activity, stock awards and employee stock purchase plan	124	—	3,221	—	—	3,221
Hedging activity	—	—	—	—	3,811	3,811
Change in cumulative foreign currency translation adjustment	—	—	—	—	(7,834)	(7,834)
Balance at September 24, 2022	194,395	$20	$1,400,084	$(212,718)	$(20,566)	$1,166,820
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | September 30 2023 Form 10-Q

1. BASIS OF PRESENTATION
The accompanying condensed financial statements include the consolidated accounts of the Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen and thirty-nine weeks ended September 30, 2023. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen and thirty-nine weeks ended September 30, 2023 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 31, 2022 and notes thereto included in the Form 10-K filed on February 27, 2023 with the Securities and Exchange Commission (“SEC”).
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

5 | September 30 2023 Form 10-Q

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

Thirteen weeks ended September 30, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$228,515	$—	$35,497	$264,012
Personal Protective	67,038	—	1,933	68,971
Keys and Key Accessories	—	50,408	2,477	52,885
Engraving and Resharp	—	13,060	15	13,075
Total Revenue	$295,553	$63,468	$39,922	$398,943

Thirteen weeks ended September 24, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$211,064	$—	$39,356	$250,420
Personal Protective	59,052	—	2,263	61,315
Keys and Key Accessories	—	50,445	2,422	52,867
Engraving and Resharp	—	13,928	8	13,936
Total Revenue	$270,116	$64,373	$44,049	$378,538

Thirty-nine weeks ended September 30, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$658,629	$—	$111,462	$770,091
Personal Protective	159,569	—	5,474	165,043
Keys and Key Accessories	—	147,976	6,510	154,486
Engraving and Resharp	—	39,014	35	39,049
Total Revenue	$818,198	$186,990	$123,481	$1,128,669

6 | September 30 2023 Form 10-Q

Thirty-nine weeks ended September 24, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$626,174	$—	$121,078	$747,252
Personal Protective	186,757	—	6,778	193,535
Keys and Key Accessories	—	146,750	5,778	152,528
Engraving and Resharp	—	42,316	34	42,350
Total Revenue	$812,931	$189,066	$133,668	$1,135,665
The following tables disaggregate our revenue by geographic location. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

Thirteen weeks ended September 30, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$292,580	$63,468	$—	$356,048
Canada	—	—	39,922	39,922
Mexico	2,973	—	—	2,973
Consolidated	$295,553	$63,468	$39,922	$398,943

Thirteen weeks ended September 24, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$265,649	$64,373	$—	$330,022
Canada	—	—	44,049	44,049
Mexico	4,467	—	—	4,467
Consolidated	$270,116	$64,373	$44,049	$378,538

Thirty-nine weeks ended September 30, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$809,250	$186,990	$—	$996,240
Canada	—	—	123,481	123,481
Mexico	8,948	—	—	8,948
Consolidated	$818,198	$186,990	$123,481	$1,128,669

Thirty-nine weeks ended September 24, 2022
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$801,539	$189,066	$—	$990,605
Canada	—	—	133,668	133,668
Mexico	11,392	—	—	11,392
Consolidated	$812,931	$189,066	$133,668	$1,135,665

The Company's revenue by geography is allocated based on the location of its sales operations.
Hardware and Protective Solutions revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, and personal protective equipment such as gloves and eyewear, as well as in-store merchandising services for the related product category.

7 | September 30 2023 Form 10-Q

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
3. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. As of September 30, 2023, the Company does not have any receivables, hedging relationships, lease agreements, or debt agreements that reference LIBOR or another reference rate expected to be discontinued. On June 30, 2023, we amended and restated our term loan and interest rate swap agreements. As a result of those amendments, our floating rate debt no longer references a LIBOR based benchmark rate.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform to expand the scope of ASU 2020-04 by allowing an entity to apply the optional expedients, by stating that a change to the interest rate used for margining, discounting or contract price alignment for a derivative is not considered to be a change to the critical terms of the hedging relationship that requires designation. The entity may apply the contract modification relief provided in ASU 2020-04 and continue to account for the derivative in the same manner that existed prior to the changes resulting from reference rate reform or the discounting transition. As of September 30, 2023, the Company does not have any receivables, hedging relationships, lease agreements, or debt agreements that reference LIBOR or another reference rate expected to be discontinued. On June 30, 2023, we amended and restated our term loan and interest rate swap agreements. As a result of those amendments, our floating rate debt no longer references a LIBOR based benchmark rate.
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

8 | September 30 2023 Form 10-Q

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2022				September 30, 2023
Hardware and Protective Solutions	$574,744	$—	$—	$443	$575,187
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	28,132	—	—	50	28,182
Total	$823,812	$—	$—	$493	$824,305
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.
Other intangibles, net, as of September 30, 2023 and December 31, 2022 consist of the following:

	Estimated Useful Life (Years)			September 30, 2023	December 31, 2022
Customer relationships	13	-	20	$964,171	$963,622
Trademarks - indefinite	Indefinite			85,364	85,275
Trademarks - other	7	-	15	32,437	31,387
Technology and patents	5	-	12	67,719	68,451
Intangible assets, gross				1,149,691	1,148,735
Less: Accumulated amortization				461,240	414,275
Other intangibles, net				$688,451	$734,460

The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen and thirty-nine weeks ended September 30, 2023 was $15,583 and $46,733. Amortization expense for the thirteen and thirty-nine weeks ended September 24, 2022 was $15,557 and $46,644.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and thirty-nine weeks ended September 30, 2023 and the thirteen and thirty-nine weeks ended September 24, 2022, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.

9 | September 30 2023 Form 10-Q

6. COMMITMENTS AND CONTINGENCIES
Cybersecurity Incident
In late May 2023, the Company experienced a ransomware attack (the “Cybersecurity Incident”) that affected certain of the IT systems and shipping operations. As part of the containment effort, the Company suspended affected systems and elected to temporarily suspend additional systems in an abundance of caution. The Company reactivated and restored operational systems over the course of the week following the Cybersecurity Incident. The Company has restored production and shipping at all our facilities and has restored our systems such that normal operating activities have resumed. In the thirty-nine weeks ended September 30, 2023, the Cybersecurity Incident related costs net of an expected insurance receivable totaled $1.0 million. There were no additional expenses recorded in the thirteen weeks ended September 30, 2023.
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
Insurance Coverage
The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,828 recorded for such risks is adequate as of September 30, 2023.
As of September 30, 2023, the Company has provided certain vendors and insurers letters of credit aggregating to $35,890 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,726 recorded for such risks is adequate as of September 30, 2023.
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

10 | September 30 2023 Form 10-Q

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
Sales to related parties, which are included in net sales, consist of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $519 and $1,167 for the thirteen and thirty-nine weeks ended September 30, 2023. Sales to related parties were $497 in the thirty-nine weeks ended September 24, 2022. There were no such sales made in the thirteen weeks ended September 24, 2022.

8. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and thirty-nine weeks ended September 30, 2023, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax income to calculate the income tax expense. For the thirteen and thirty-nine weeks ended September 24, 2022, the Company applied an estimated annual effective tax rate based on expected annual pre-tax loss to the interim period pre-tax loss to calculate the income tax benefit.
For the thirteen and thirty-nine weeks ended September 30, 2023, the effective income tax rate was 71.9% and 87.5%, respectively. The Company recorded an income tax provision for the thirteen and thirty-nine weeks ended September 30, 2023 of $12,957 and $3,278, respectfully. The effective tax rate for the thirteen and thirty-nine weeks ended September 30, 2023 was the result of certain non-deductible expenses and state and foreign income taxes.
For the thirteen and thirty-nine weeks ended September 24, 2022, the effective income tax rate was 37.5% and 5.5%, respectively. The Company recorded an income tax benefit for the thirteen and thirty-nine weeks ended September 24, 2022 of $5,679 and $147, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 24, 2022 was primarily the result of an estimated increase in GILTI from the Company's Canadian operations. Non-deductible stock compensation and state and foreign income taxes also contributed to an increase to the effective tax rate.

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

	September 30, 2023	December 31, 2022
Revolving loans	$47,000	$72,000
Senior Term loan, due 2028	753,980	840,363
Finance lease & other obligations	10,118	6,406
	811,098	918,769
Unamortized discount on Senior Term loan	(4,318)	(5,012)
Current portion of long-term debt and finance leases	(10,697)	(10,570)
Deferred financing fees	(16,040)	(18,551)
Total long-term debt, net	$780,043	$884,636
As of September 30, 2023, the ABL Revolver had an outstanding amount of $47,000 and outstanding letters of credit of $35,890. The Company has $251,904 of available borrowings under the revolving credit facility as a source

11 | September 30 2023 Form 10-Q

of liquidity as of September 30, 2023 based on the customary asset-backed loan borrowing base and availability provisions.
In August 2023, the Company made a $80.0 million dollar prepayment against the outstanding term loan balance without payment of a premium or penalty.
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
The components of operating and finance lease costs for the thirteen and thirty-nine weeks ended September 30, 2023 and thirteen and thirty-nine weeks ended September 24, 2022 were as follows:

	Thirteen Weeks Ended September 30, 2023	Thirteen Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 30, 2023	Thirty-nine Weeks Ended September 24, 2022
Operating lease costs	$5,011	$5,082	$16,055	$15,029
Short term lease costs	1,003	1,563	4,095	5,891
Variable lease costs	229	529	1,204	1,066
Finance lease costs:
Amortization of right of use assets	714	485	1,808	1,082
Interest on lease liabilities	92	34	188	87
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $6,243 and $21,354 in the thirteen and thirty-nine weeks ended September 30, 2023 and $7,174 and $21,986 in the thirteen and thirty-nine weeks ended September 24, 2022. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2023 and December 31, 2022:

12 | September 30 2023 Form 10-Q

	September 30, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.58	3.02	6.13	2.65
Weighted average discount rate	7.06%	5.25%	7.22%	2.99%
Supplemental balance sheet information related to the Company's finance leases was as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Finance lease assets, net, included in property plant and equipment	$7,334	$4,540

Current portion of long-term debt	2,773	1,862
Long-term debt, less current portion	4,684	2,767
Total principal payable on finance leases	$7,457	$4,629
Supplemental cash flow information related to the Company's operating leases was as follows for the thirty-nine weeks ended September 30, 2023 and thirty-nine weeks ended September 24, 2022:

	Thirty-nine Weeks Ended September 30, 2023	Thirty-nine Weeks Ended September 24, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$15,119	$14,497
Operating cash outflow from finance leases	170	84
Financing cash outflow from finance leases	1,687	998
As of September 30, 2023, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of September 30, 2023:

	Operating Leases	Finance Leases
Less than one year	$19,892	$3,099
1 to 2 years	19,198	2,515
2 to 3 years	18,519	1,627
3 to 4 years	17,051	548
4 to 5 years	15,252	311
After 5 years	28,902	8
Total future minimum rental commitments	118,814	8,108
Less - amounts representing interest	(23,205)	(651)
Present value of lease liabilities	$95,609	$7,457
Lessor
The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

13 | September 30 2023 Form 10-Q

11. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Common Stock
The Hillman Solutions Corp. has one class of common stock.
Accumulated Other Comprehensive Income (Loss)
The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 25, 2021 to September 30, 2023, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

Accumulated Other Comprehensive Income (Loss)
Balance at December 25, 2021	$(27,154)
Other comprehensive income before reclassifications	10,524
Amounts reclassified from other comprehensive income	(4,394)
Net current period other comprehensive income (1)	6,130
Balance at December 31, 2022	(21,024)
Other comprehensive income before reclassifications	3,121
Amounts reclassified from other comprehensive income	(11,429)
Net current period other comprehensive loss (2)	(8,308)
Balance at September 30, 2023	$(29,332)
1.During the year ended December 31, 2022, the Company deferred a gain of $22,771, reclassified a gain of $4,394 net of tax of $4,631 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the thirty-nine weeks ended September 30, 2023, the Company deferred a gain of $3,308, reclassified a gain of $11,429 net of tax of $2,038 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
12. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan had stock compensation expense of $876 and $3,502 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 30, 2023, respectively, and $1,034 and $7,390 for the thirteen and thirty-nine weeks ended September 24, 2022, respectively.
Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based Company stock price hurdles.
Restricted Stock

14 | September 30 2023 Form 10-Q

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
The 2021 Equity Incentive Plan had stock compensation expense of $2,103 and $5,335 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 30, 2023, respectively, and $1,358 and $3,143 for the thirteen and thirty-nine weeks ended September 24, 2022, respectively.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen and thirty-nine weeks ended September 30, 2023, there was approximately $90 and $274, respectively, and as of thirteen and thirty-nine weeks ended September 24, 2022, there was approximately $93 and $256, respectively, of compensation expense related to the ESPP.
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

15 | September 30 2023 Form 10-Q

	Thirteen weeks ended September 30, 2023			Thirty-nine weeks ended September 30, 2023
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$5,057	194,794	$0.03	$470	194,662	$0.00
Dilutive effect of stock options and awards	—	1,781	—	—	1,170	—
Net income per diluted common share	$5,057	196,575	$0.03	$470	195,832	$0.00

	Thirteen weeks ended September 24, 2022			Thirty-nine weeks ended September 24, 2022
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(9,466)	194,370	(0.05)	$(2,537)	194,171	$(0.01)
Dilutive effect of stock options and awards	—	—	—	—	—	—
Net loss per diluted common share	$(9,466)	194,370	(0.05)	$(2,537)	194,171	$(0.01)
Stock options and awards outstanding totaling 2,794 and 4,324 were excluded from the computation for the thirteen and thirty-nine weeks ended September 30, 2023 and 9,586 and 4,635 for the thirteen and thirty-nine weeks ended September 24, 2022, respectively, as they would have had an antidilutive effect under the treasury stock method.
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

16 | September 30 2023 Form 10-Q

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
As of September 30, 2023 and December 31, 2022 the Company did not hold any derivative liabilities. The following table summarizes the Company's derivative financial instruments:

	Asset Derivatives
		As of September 30, 2023	As of December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other current/other non-current assets	$5,451	$8,705
2021 Swap 2	Other current/other non-current assets	8,177	13,044
Total hedging instruments:		$13,628	$21,749
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

17 | September 30 2023 Form 10-Q

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Trading securities	$990	$—	$—	$990
Interest rate swaps	—	13,628	—	13,628
Contingent consideration payable	—	—	12,502	12,502

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Trading securities	$1,155	$—	$—	$1,155
Interest rate swaps	—	21,749	—	21,749
Contingent consideration payable	—	—	11,063	11,063
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of September 30, 2023 and December 31, 2022, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets as other accrued expense and other non-current liabilities, respectively. Subsequent changes in the fair value of the contingent consideration liabilities, as determined by using a simulation model of the Monte Carlo analysis that includes updated projections applicable to the liability, are recorded within other income (expense) in the Condensed Consolidated Statements of Comprehensive Income (Loss).
The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for Resharp and Instafob as of September 30, 2023.

	Resharp		Instafob
	Other accrued expense	Other non-current liabilities	Other accrued expense	Other non-current liabilities	Total
Fair value as of December 31, 2022	$271	$9,729	$922	$141	$11,063
Fair value of cash consideration paid	(164)	—	(1,011)	—	(1,175)
Change in fair value of contingent consideration	113	2,351	105	45	2,614
Fair value as of September 30, 2023	$220	$12,080	$16	$186	$12,502
Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and term loan approximate the fair value at September 30, 2023 and December 31, 2022 as the interest rate is variable and approximates current market rates of debt based on observable market transactions with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 14 - Derivatives and Hedging.

18 | September 30 2023 Form 10-Q

16. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of September 30, 2023: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.
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
The table below presents revenues and income from operations for our reportable segments for the thirteen and thirty-nine weeks ended September 30, 2023 and thirteen and thirty-nine weeks ended September 24, 2022. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

	Thirteen Weeks Ended September 30, 2023	Thirteen Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 30, 2023	Thirty-nine Weeks Ended September 24, 2022
Revenues
Hardware and Protective Solutions	$295,553	$270,116	$818,198	$812,931
Robotics and Digital Solutions	63,468	64,373	186,990	189,066
Canada	39,922	44,049	123,481	133,668
Total revenues	$398,943	$378,538	$1,128,669	$1,135,665
Segment Income from Operations
Hardware and Protective Solutions	$18,556	$7,259	$19,087	$15,391
Robotics and Digital Solutions	12,772	(14,052)	27,608	3,655
Canada	3,414	6,344	9,933	17,127
Total segment income from operations	$34,742	$(449)	$56,628	$36,173

19 | September 30 2023 Form 10-Q

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

GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $398.9 million in the thirteen weeks ended September 30, 2023 and $1,128.7 million in the thirty-nine weeks ended September 30, 2023. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, and Mexico. Product lines include thousands of small parts such

20 | September 30 2023 Form 10-Q

as fasteners and related hardware items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eyewear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
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
In the thirty-nine weeks ended September 30, 2023, the Cybersecurity Incident related costs net of an expected insurance receivable totaled $1.0 million. There were no additional expenses recorded in the thirteen weeks ended September 30, 2023. We are working diligently with our insurance carrier on claims to recover costs incurred.
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

IMPACT OF GLOBAL ECONOMIC CONDITIONS ON OUR RESULTS OF OPERATIONS
Our business is impacted by general economic conditions in the North American markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers. Changes in current economic conditions, including inflationary pressures in the cost of inventory, transportation, and employee compensation, foreign currency volatility, housing market trends, and concerns of a potential recession, have impacted consumer discretionary income levels and spending. Consumer discretionary income levels and spending impact the purchasing trends of our products by our retail customers. Any adverse trends in discretionary income and consumer spending could have a material adverse effect on our business or operating results.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a majority of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately 5.8% in the thirty-nine weeks ended September 30, 2023, increased by 8.3% in 2022, and declined by 2.6% during 2021. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 4.9% in the thirty-nine weeks ended September 30, 2023, increased by 10.8% in 2022, and declined by 1.4% in 2021.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's

21 | September 30 2023 Form 10-Q

purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 0.2% in the thirty-nine weeks ended September 30, 2023, increased by 5.7% in 2022, and declined by 0.2% in 2021.
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

Thirteen weeks ended September 30, 2023 vs the Thirteen weeks ended September 24, 2022
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended September 30, 2023 were $398.9 million compared to net sales of $378.5 million for the thirteen weeks ended September 24, 2022, an increase of approximately $20.4 million or 5.4%.
•Net income for the thirteen weeks ended September 30, 2023 was $5.1 million, or $0.03 per diluted share, compared to a net loss of $9.5 million, or $(0.05) per diluted share for the thirteen weeks ended September 24, 2022.
•Adjusted EBITDA(1) totaled $66.8 million versus $59.0 million in the thirteen weeks ended September 30, 2023 and in the thirteen weeks ended September 24, 2022, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended September 30, 2023 and the thirteen weeks ended September 24, 2022.

22 | September 30 2023 Form 10-Q

	Thirteen Weeks Ended September 30, 2023		Thirteen Weeks Ended September 24, 2022
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$398,943	100.0%	$378,538	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	222,644	55.8%	214,802	56.7%
Selling, warehouse, general and administrative expenses	113,359	28.4%	133,246	35.2%
Depreciation	14,434	3.6%	14,312	3.8%
Amortization	15,583	3.9%	15,557	4.1%
Other (income) expense, net	(1,819)	(0.5)%	1,070	0.3%
Income (loss) from operations	34,742	8.7%	(449)	(0.1)%
Interest expense, net	16,728	4.2%	14,696	3.9%
Income (loss) before income taxes	18,014	4.5%	(15,145)	(4.0)%
Income tax expense (benefit)	12,957	3.2%	(5,679)	(1.5)%
Net income (loss)	$5,057	1.3%	$(9,466)	(2.5)%

Adjusted EBITDA(1)	$66,822	16.7%	$58,973	15.6%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales by Segment

	Thirteen weeks ended September 30, 2023	% of Net Sales	Thirteen weeks ended September 24, 2022	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$295,553	74.1%	$270,116	71.4%	$25,437	9.4%
Robotics and Digital Solutions	63,468	15.9%	64,373	17.0%	(905)	(1.4)%
Canada	39,922	10.0%	44,049	11.6%	(4,127)	(9.4)%
Consolidated	$398,943		$378,538		$20,405

The increase in total net sales during the third quarter of 2023 was driven primarily driven by the factors described below:
Hardware and Protective Solutions net sales increased by $25.4 million in the thirteen weeks ended September 30, 2023 due to the following:
•Hardware net sales increased by $17.5 million driven by $13.8 million of volume increases driven by new business wins and promotions and $3.7 million in price increases in response to inflationary cost pressures in the market.
•Protective equipment net sales increased by $8.0 million primarily due to $8.8 million in increased volume driven by timing of promotional and seasonal sales partially offset by $1.3 million of COVID-19 related sales in 2022 with no material comparable COVID-19 sales in 2023.
Robotics and Digital Solutions net sales in the thirteen weeks ended September 30, 2023 decreased by $0.9 million primarily driven by decreased volume in full-service key and engraving sales.
Canada net sales decreased by $4.1 million primarily due to volume decreases of $2.5 million along with an unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars.
Cost of Sales (excluding depreciation and amortization)

23 | September 30 2023 Form 10-Q

The following table summarizes cost of sales by segment:

	Thirteen weeks ended September 30, 2023	% of Segment Net Sales	Thirteen weeks ended September 24, 2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$179,422	60.7%	$171,351	63.4%	$8,071	4.7%
Robotics and Digital Solutions	18,776	29.6%	18,813	29.2%	(37)	(0.2)%
Canada	24,446	61.2%	24,638	55.9%	(192)	(0.8)%
Consolidated	$222,644	55.8%	$214,802	56.7%	$7,842	3.7%
Hardware and Protective Solutions cost of sales as a percentage of net sales decreased primarily due to decreased shipping and product costs.
Robotics and Digital Solutions cost of sales as a percentage of net sales increased primarily due to increased product and shipping costs as well as a reduced volume of engraving sales.
Canada cost of sales as a percentage of net sales increased primarily due to increased shipping and product costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

	Thirteen weeks ended September 30, 2023	% of Segment Net Sales	Thirteen weeks ended September 24, 2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$78,551	26.6%	$73,290	27.1%	$5,261	7.2%
Robotics and Digital Solutions	23,797	37.5%	48,678	75.6%	(24,881)	(51.1)%
Canada	11,011	27.6%	11,278	25.6%	(267)	(2.4)%
Consolidated	$113,359	28.4%	$133,246	35.2%	$(19,887)	(14.9)%
Hardware and Protective Solutions SG&A increased due to the following:
•Warehouse expense increased $3.8 million due to higher sales volumes, inflation, and additional costs associated with opening a new distribution center in the current year.
•General and administrative (“G&A”) increased by $0.8 million. The increase was primarily driven by increased stock-based compensation expense.
•Selling expense increased by $0.6 million primarily due to higher variable compensation and benefit expense in relation to the increased sales in the quarter.
Robotics and Digital Solutions SG&A decreased due to the following:
•Warehouse expense decreased by $0.2 million primarily due to the shift from full-service keys, which have a higher warehousing cost, to self-service keys.
•G&A decreased by $25.1 million. The decrease was primarily related to reduced legal and consulting expense in 2023, as 2022 saw increased legal expense associated with the litigation with Hy-Ko Products Company LLC. This was partially offset by increased stock compensation expense.
•Selling expense increased by $0.4 million primarily due to variable selling expenses related to self-service key sales.
Canada SG&A decreased due to the following:
•Warehouse expense decreased by $0.5 million primarily due to lower sales volumes along with improved operational efficiencies.
•G&A was comparable to prior year quarter.
•Selling expense increased by $0.2 million primarily due to increased variable selling expenses.
Other Operating Expenses

24 | September 30 2023 Form 10-Q

Amortization and depreciation expense in the thirteen weeks ended September 30, 2023 was comparable to the prior year quarter.
In the thirteen weeks ended September 30, 2023, other income (expense) consisted primarily of a $1.6 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information).
In the thirteen weeks ended September 24, 2022, other income (expense) consisted primarily of a $0.7 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. We also recorded exchange rate losses of $0.6 million in the thirteen weeks ended September 24, 2022.
Income (Loss) from Operations

	Thirteen weeks ended September 30, 2023	Thirteen weeks ended September 24, 2022	$ Change	% Change
Hardware and Protective Solutions	$18,556	$7,259	$11,297	155.6%
Robotics and Digital Solutions	12,772	(14,052)	26,824	190.9%
Canada	3,414	6,344	(2,930)	(46.2)%
Total segment income (loss) from operations	$34,742	$(449)	$35,191	7837.6%
Income from operations in our Hardware and Protective Solutions segment increased $11.3 million due to the changes in sales, cost of sales, and SG&A expenses described above.
Income from operations in our Robotics and Digital Solutions segment increased $26.8 million. The $26.8 million increase is primarily due to reduced legal and consulting expense in 2023, as 2022 saw increased legal expense associated with the litigation with Hy-Ko Products Company LLC along with a decrease in depreciation expense of $0.4 million due to certain assets becoming fully depreciated. This was partially offset by a decrease of $2.3 million in other expense driven by the changes in revaluation of the contingent consideration described above along with decreased sales.
Canada's income from operations decreased by $2.9 million primarily due to the changes in sales and offsetting changes in cost of sales and SG&A expenses described above in addition to exchange rate losses of $0.4 million. In the thirteen weeks ended September 24, 2022 Canada recorded exchange rate gains of $0.2 million.
Interest expense, net, increased $2.0 million due higher interest rates in the thirteen weeks ended September 30, 2023, partially offset by a reduction in outstanding debt.
Income Taxes
For the thirteen weeks ended September 30, 2023 and thirteen weeks ended September 24, 2022, the effective income tax rate was 71.9% and 37.5%, respectively. The Company recorded an income tax provision for the thirteen weeks ended September 30, 2023 of $13.0 million based on a pre-tax income of $18.0 million, and an income tax benefit for the thirteen weeks ended September 24, 2022 of $5.7 million based on a pre-tax loss of $(15.1) million.
In 2023, the effective tax rate differed from the U.S. federal statutory tax rate for 2023 due to state and foreign income taxes and certain non-deductible expenses. See Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.
In 2022, the effective rate differed from the federal statutory rate due to non-deductible stock compensation, an estimated increase in GILTI from the Company's Canadian operations, and state and foreign income taxes.

Thirty-nine weeks ended September 30, 2023 vs the Thirty-nine weeks ended September 24, 2022
FINANCIAL SUMMARY AND OTHER KEY METRICS

25 | September 30 2023 Form 10-Q

•Net sales for the thirty-nine weeks ended September 30, 2023 were $1,128.7 million compared to net sales of $1,135.7 million for the thirty-nine weeks ended September 24, 2022, a decrease of approximately $7.0 million or 0.6%.
•Net income for the thirty-nine weeks ended September 30, 2023 was $0.5 million, or $0.00 per diluted share, compared to net loss of $2.5 million, or $(0.01) per diluted share for the thirty-nine weeks ended September 24, 2022.
•Adjusted EBITDA(1) totaled $165.0 million versus $165.3 million in the thirty-nine weeks ended September 30, 2023 and thirty-nine weeks ended September 24, 2022, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirty-nine weeks ended September 30, 2023 and the thirty-nine weeks ended September 24, 2022.

	Thirty-nine weeks ended September 30, 2023		Thirty-nine weeks ended September 24, 2022
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,128,669	100.0%	$1,135,665	100%
Cost of sales (exclusive of depreciation and amortization shown separately below)	643,652	57.0%	648,221	57.1%
Selling, warehouse, general and administrative expenses	335,876	29.8%	366,013	32.2%
Depreciation	44,939	4.0%	41,738	3.7%
Amortization	46,733	4.1%	46,644	4.1%
Other expense (income), net	841	0.1%	(3,124)	(0.3)%
Income from operations	56,628	5.0%	36,173	3.2%
Interest expense, net	52,880	4.7%	38,857	3.4%
Income (loss) before income taxes	3,748	0.3%	(2,684)	(0.2)%
Income tax expense (benefit)	3,278	0.3%	(147)	—%
Net income (loss)	$470	—%	$(2,537)	(0.2)%

Adjusted EBITDA(1)	$164,990	14.6%	$165,260	14.6%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net (loss) income to Adjusted EBITDA.
Net Sales by Segment

	Thirty-nine weeks ended September 30, 2023	% of Net Sales	Thirty-nine weeks ended September 24, 2022	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$818,198	72.5%	$812,931	71.6%	$5,267	0.6%
Robotics and Digital Solutions	186,990	16.6%	189,066	16.6%	(2,076)	(1.1)%
Canada	123,481	10.9%	133,668	11.8%	(10,187)	(7.6)%
Consolidated	$1,128,669		$1,135,665		$(6,996)

The decline in total net sales during the thirty-nine weeks ended September 30, 2023 was driven primarily driven by the factors described below:

26 | September 30 2023 Form 10-Q

Hardware and Protective Solutions net sales increased by $5.3 million in thirty-nine weeks ended September 30, 2023 due to the following:
•Hardware net sales increased by $32.5 million driven by $22.6 million in price increases in response to inflationary cost pressures in the market and $9.9 million in increased volume due to new business wins.
•Protective equipment net sales decreased by $27.2 million primarily due to a $30.1 million decrease in volume driven in part by $16.8 million of COVID-19 related sales in 2022 with no material comparable COVID-19 sales in 2023, partially offset by $2.8 million in price increases.
Robotics and Digital Solutions net sales in the thirty-nine weeks ended September 30, 2023 decreased by $2.1 million compared to the thirty-nine weeks ended September 24, 2022 primarily due to decreases in full-service key and engraving volume.
Canada net sales decreased by $10.2 million primarily due to $6.1 million unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars along with volume decreases of $3.2 million.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Thirty-nine weeks ended September 30, 2023	% of Segment Net Sales	Thirty-nine weeks ended September 24, 2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$511,743	62.5%	$514,008	63.2%	$(2,265)	(0.4)%
Robotics and Digital Solutions	54,822	29.3%	56,965	30.1%	(2,143)	(3.8)%
Canada	77,087	62.4%	77,248	57.8%	(161)	(0.2)%
Consolidated	$643,652	57.0%	$648,221	57.1%	$(4,569)	(0.7)%
Hardware and Protective Solutions cost of sales as a percentage of net sales decreased primarily due to the impact of the price increases referenced above partially offset by higher shipping and product costs.
Robotics and Digital Solutions cost of sales as a percentage of net sales decreased primarily due to a shift in product mix from full-service to self-service keys.
Canada cost of sales as a percentage of net sales increased primarily due to increased shipping and product costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

	Thirty-nine weeks ended September 30, 2023	% of Segment Net Sales	Thirty-nine weeks ended September 24, 2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$232,107	28.4%	$230,524	28.4%	$1,583	0.7%
Robotics and Digital Solutions	70,597	37.8%	99,829	52.8%	(29,232)	(29.3)%
Canada	33,172	26.9%	35,660	26.7%	(2,488)	(7.0)%
Consolidated	$335,876	29.8%	$366,013	32.2%	$(30,137)	(8.2)%
Hardware and Protective Solutions SG&A increased due to the following:
•Warehouse expense increased $1.2 million due to higher sales volumes, inflation, and additional costs associated with opening a new distribution center in the current year.
•General and administrative (“G&A”) increased by $0.5 million. The increase was primarily driven by increased stock-based compensation expense.
Robotics and Digital Solutions SG&A decreased due to the following:
•G&A decreased by $28.5 million. The decrease was primarily related to reduced legal and consulting expense in 2023 as 2022 saw $29.0 million in legal expense associated with the litigation with Hy-Ko Products Company LLC.

27 | September 30 2023 Form 10-Q

•Warehouse expense decreased by $2.1 million primarily due to the shift from full-service keys, which have a higher warehousing cost, to self-service keys.
•Selling expense increased by $1.4 million primarily due to higher variable selling expenses related to self-service key sales and increased variable compensation.
Canada SG&A decreased due to the following:
•Warehouse expense decreased by $2.2 million primarily due to lower sales volume and improved operational efficiencies.
•G&A decreased by $0.2 million primarily due to decreased variable compensation.
Other Operating Expenses
Depreciation expense in the thirty-nine weeks ended September 30, 2023 increased $3.2 million due to increased capital spend on key duplicating kiosks and machines, merchandising racks, and facility relocations.
Amortization expense in the thirty-nine weeks ended September 30, 2023 was comparable to prior year.
In the thirty-nine weeks ended September 30, 2023, other expense consisted primarily of a $2.6 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). We received $0.6 million in benefits from the state and local governments associated with our new facilities in the thirty-nine weeks ended September 30, 2023. We also recorded exchange rate gains of $0.4 million in the thirty-nine weeks ended September 30, 2023.
In the thirty-nine weeks ended September 24, 2022, other income consisted primarily of a $2.9 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob.
Income from Operations

	Thirty-nine weeks ended September 30, 2023	Thirty-nine weeks ended September 24, 2022	$ Change	% Change
Hardware and Protective Solutions	$19,087	$15,391	$3,696	24.0%
Robotics and Digital Solutions	27,608	3,655	23,953	655.3%
Canada	9,933	17,127	(7,194)	(42.0)%
Total segment income from operations	$56,628	$36,173	$20,455	56.5%
Income from operations in our Hardware and Protective Solutions segment increased $3.7 million due to the changes in sales, cost of sales, and SG&A expenses described above.
Income from operations in our Robotics and Digital Solutions segment increased by $24.0 million primarily due to the changes in sales, cost of sales, and SG&A expenses described above, offset by an increase of $5.5 million million in other income driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations decreased by $7.2 million primarily due to the changes in sales, cost of sales, and SG&A expenses described above. Canada also recorded exchange rate losses of $0.4 million in the thirty-nine weeks ended September 30, 2023.
Interest Expense
Interest expense, net, increased $14.0 million due higher interest rates in the thirty-nine weeks ended September 30, 2023, partially offset by a reduction in outstanding debt.
Income Taxes
For the thirty-nine weeks ended September 30, 2023 and thirty-nine weeks ended September 24, 2022, the effective income tax rate was 87.5% and 5.5%, respectively. The Company recorded an income tax provision for the thirty-nine weeks ended September 30, 2023 of $3,278 based on pre-tax income of $3,748, and an income tax benefit for the thirty-nine weeks ended September 24, 2022 of $(0.1) million based on a pre-tax loss of $(2.7) million.

28 | September 30 2023 Form 10-Q

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
The following table presents a reconciliation of Net (loss) income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Thirteen Weeks Ended September 30, 2023	Thirteen Weeks Ended September 24, 2022	Thirty-nine Weeks Ended September 30, 2023	Thirty-nine Weeks Ended September 24, 2022
Net income (loss)	$5,057	$(9,466)	$470	$(2,537)
Income tax expense (benefit)	12,957	(5,679)	3,278	(147)
Interest expense, net	16,728	14,696	52,880	38,857
Depreciation	14,434	14,312	44,939	41,738
Amortization	15,583	15,557	46,733	46,644
EBITDA	$64,759	$29,420	$148,300	$124,555

Stock compensation expense	3,069	2,485	9,111	10,789
Restructuring and other(1)	179	916	3,027	1,481
Litigation expense (2)	79	25,255	339	28,968
Transaction and integration expense (3)	289	178	1,599	2,393
Change in fair value of contingent consideration	(1,553)	719	2,614	(2,926)
Adjusted EBITDA	$66,822	$58,973	$164,990	$165,260
(1)Includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities. 2023 includes costs associated with the Cybersecurity Incident that occurred in May 2023, see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Litigation expense includes legal fees associated with our litigation with Hy-Ko Products Company LLC.
(3)Transaction and integration expense includes professional fees and other costs related to the CCMP secondary offerings in 2022 and 2023.

29 | September 30 2023 Form 10-Q

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measure under GAAP, to segment Adjusted EBITDA for the periods presented.

Thirteen weeks ended September 30, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$18,556	$12,772	$3,414	$34,742
Depreciation and amortization	19,149	9,674	1,194	30,017
Stock compensation expense	2,536	325	208	3,069
Restructuring and other	163	16	—	179
Litigation expense	—	79	—	79
Transaction and integration expense	255	34	—	289
Change in fair value of contingent consideration	—	(1,553)	—	(1,553)
Adjusted EBITDA	$40,659	$21,347	$4,816	$66,822

Thirteen weeks ended September 24, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$7,259	$(14,052)	$6,344	$(449)
Depreciation and amortization	18,440	10,214	1,215	29,869
Stock compensation expense	2,130	197	158	2,485
Restructuring and other	831	85	—	916
Litigation expense	—	25,255	—	25,255
Transaction and integration expense	178	—	—	178
Change in fair value of contingent consideration	—	719	—	719
Adjusted EBITDA	$28,838	$22,418	$7,717	$58,973

Thirty-nine weeks ended September 30, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$19,087	$27,608	$9,933	$56,628
Depreciation and amortization	56,720	31,349	3,603	91,672
Stock compensation expense	7,606	935	570	9,111
Restructuring and other	2,548	368	111	3,027
Litigation expense	—	339	—	339
Transaction and integration expense	1,424	175	—	1,599
Change in fair value of contingent consideration	—	2,614	—	2,614
Adjusted EBITDA	$87,385	$63,388	$14,217	$164,990

30 | September 30 2023 Form 10-Q

Thirty-nine weeks ended September 24, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$15,391	$3,655	$17,127	$36,173
Depreciation and amortization	53,159	31,542	3,681	88,382
Stock compensation expense	8,693	1,248	848	10,789
Restructuring and other	1,357	124	—	1,481
Litigation expense	—	28,968	—	28,968
Transaction and integration expense	2,105	288	—	2,393
Change in fair value of contingent consideration	—	(2,926)	—	(2,926)
Adjusted EBITDA	$80,705	$62,899	$21,656	$165,260

LIQUIDITY AND CAPITAL RESOURCES
Our working capital (current assets minus current liabilities) position of $362.4 million as of September 30, 2023 represents a decrease of $53.8 million from the December 31, 2022 level of $416.2 million. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.
The following table presents the key categories of our consolidated statements of cash flows:

	Thirty-nine weeks ended September 30, 2023	Thirty-nine weeks ended September 24, 2022	$ Change
Net cash provided by operating activities	$171,477	$63,232	$108,245
Net cash used for investing activities	(52,763)	(48,931)	(3,832)
Net cash (used for) provided by financing activities	(111,762)	1,776	(113,538)
Net increase in cash and cash equivalents	8,181	14,623	(6,442)
Operating Cash Flows:
Net Cash provided by operating activities for the thirty-nine weeks ended September 30, 2023 was favorably impacted by reduced inventory as part of the company's ongoing strategic initiative to lower inventory on hand during 2023 following the build up of inventory in prior years due to recent supply chain challenges and inflation. Additionally we saw increased accounts payable due to the timing of purchases and payments.
Net cash provided by operating activities for the thirty-nine weeks ended September 24, 2022 was unfavorably impacted by (1) reduced accounts payable resulting from lower purchases and (2) increased accounts receivable and inventory resulting from price increases and inflation.
Investing Cash Flows:
Capital Expenditures:
Cash of $52.1 million and $46.4 million was used in the thirty-nine weeks ended September 30, 2023 and thirty-nine weeks ended September 24, 2022, respectively, to invest in: new engraving and key duplicating kiosks in the RDS segment, new merchandising racks, and leasehold improvements in new distribution facilities in the Hardware and Protective Solutions segment.
Acquisitions:

31 | September 30 2023 Form 10-Q

During the thirty-nine weeks ended September 24, 2022 we acquired Monkey Hook for a total purchase price of $2.8 million, which included $0.3 million in hold-back that remained payable to the seller as of December 31, 2022. In the thirty-nine weeks ended September 30, 2023, hold-back of $0.3 million was paid to satisfy the full purchase price. See Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information.
Financing Cash Flows:
Term Loan:
The Company used $86.4 million of cash for principal payments on the senior term loan. In August 2023, the Company made a $80.0 million dollar prepayment against the outstanding term loan balance without payment of a premium or penalty. As of September 30, 2023, we have outstanding borrowings of $754.0 million on the term loan. See Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.
ABL Revolver:
Our revolver repayments, net of draws, used cash of $25.0 million in the thirty-nine weeks ended September 30, 2023 as part of our plan to pay down debt. In the thirty-nine weeks ended September 24, 2022, revolver draws, net of repayments, provided $7.0 million of cash.
Stock Option Exercises:
In the thirty-nine weeks ended September 30, 2023 and thirty-nine weeks ended September 24, 2022 the Company received $1.6 million and $1.9 million from the exercise of stock options, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2023, however, actual results may differ from these estimates under different assumptions and circumstances.
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

32 | September 30 2023 Form 10-Q

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE EXPOSURE
We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at September 30, 2023, after consideration of our SOFR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.4 million.
FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $151.2 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of September 30, 2023. The foreign subsidiaries net tangible assets were $93.6 million and the net intangible assets were $57.6 million as of September 30, 2023.
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

ITEM 4 - CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2023, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

33 | September 30 2023 Form 10-Q

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

34 | September 30 2023 Form 10-Q

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
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On November 2, 2023, the Board of Directors of the Company adopted the Hillman Solutions Corp. Executive Severance Plan (the "Severance Plan"). The primary purpose of the Severance Plan is to standardize and clarify the severance arrangements of our executive officers (other than Mr. Scott Ride) and the related terms and conditions.
Each of our named executive officers (as disclosed in the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 31, 2023), other than Mr. Scott Ride, participate in the Plan.
As a condition to participating in the Severance Plan, each of our executive officers (other than Mr. Ride) agreed to terminate their employment agreements, if any, with the Company effective November 2, 2023.
Executives covered by the Severance Plan will generally be eligible to receive severance benefits in the event of a termination by the Company without Cause or by the Executive for Good Reason. Good Reason is a defined term under the Severance Plan and generally includes a material reduction in the Executive's duties or responsibilities, the requirement that the Executive relocate his or her principal place of business more than 50 miles from the location of the principal place of business from which the Executive worked, or any reduction in the Executive’s annual base salary not part of a general base salary reduction of all similarly situated persons. Cause is a defined term under the Plan and generally includes the Executive's commission of a felony, the Executive's commission of any fraud, embezzlement, or material misconduct, the Executive's abuse of drugs or alcohol, the Executive's willful and material violation of any Company policy, the Executive's willful failure to perform his or her duties or comply with the Company's directives, or the Executive's breach of any material provisions of an employment agreement, restrictive covenant, or other agreement with the Company.
Change in Control is also a defined term under the Plan and generally includes the acquisition of more than 50% of the voting power of the Company; a change in the composition of a majority of the Board of Directors of the Company; a reorganization, merger, consolidation, sale or other disposition of all or substantially all of the assets of the Company that results in change in more than 50% of the voting power of the Company or a change in the composition of a majority of the Board of Directors.
Under the Severance Plan, in the event of a termination by the Company without Cause or by the Executive for Good Reason prior to a Change in Control or more than 24 months following a Change in Control, the severance benefits for the a participating Executive shall generally consist of the following:
•Lump sum payment of the Executive's earned but unpaid bonus for a performance period ending prior to the Executive's termination (if any);
•Continuation of the Executive's base salary for a period specified in the applicable Executive's participation notice, which is (i) eighteen months in the case of Mr. Cahill; and (ii) twelve months in the case of all other participating Executives.

35 | September 30 2023 Form 10-Q

•In the case of Mr. Cahill only, an amount equal to 150% of his performance based bonus at target achievement level, payable over eighteen months in equal installments on the Company's regular payroll dates.
•Payment by the Company of COBRA medical, dental and/or vision insurance premiums, based on the Executive’s benefits plan elections in effect at the time of termination for a period specified in the applicable Executive's participation notice, which is (i) eighteen months in the case of Mr. Cahill; and (ii) twelve months in the case of all other participating Executives.
•Payment of the Executive's performance based bonus for the year in which the termination occurred, pro-rated for the Executive's service up to and including the date of termination and based on actual performance for the year, payable concurrently with bonus payments to other employees under the bonus plan.
Under the Severance Plan, in the event of a termination by the Company without Cause or by the Executive for Good Reason within the 24 months following a Change in Control, the severance benefits for the Executive shall generally consist of the following:
•Lump sum payment of the Executive's earned but unpaid bonus for a performance period ending prior to the Executive's termination (if any);
•Continuation of the Executive's base salary for a period specified in the applicable Executive's participation notice, which is (i) twenty-four months in the case of Mr. Cahill; and (ii) twelve months in the case of all other participating Executives.
•In the case of Mr. Cahill only, an amount equal to 200% of his performance based bonus at target achievement level, payable over twenty-four months in equal installments on the Company's regular payroll dates.
•In the case of all participating Executives other than Mr. Cahill, an amount equal to 100% of the Executive's performance based bonus at target achievement level, payable over twelve months in equal installments on the Company's regular payroll dates.
•Payment by the Company of COBRA medical, dental and/or vision insurance premiums, based on the Executive’s benefits plan elections in effect at the time of termination for a period specified in the applicable Executive's participation notice, which is (i) twenty-four months in the case of Mr. Cahill; and (ii) twelve months in the case of all other participating Executives.
•Payment of the Executive's performance based bonus for the year in which the termination occurred, pro-rated for the Executive's service up to and including the date of termination and based on actual performance for the year, payable concurrently with bonus payments to other employees under the bonus plan.
The foregoing summary is qualified in its entirety by reference to the Severance Plan filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

36 | September 30 2023 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

10.1 *	Hillman Solutions Corp. Executive Severance Plan, dated November 2, 2023 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the Securities and Exchange Commission on November 8, 2023, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 30, 2023 and the thirteen and thirty-nine weeks ended September 24, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 30, 2023 and the thirty-nine weeks ended September 24, 2022, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and thirty-nine weeks ended September 30, 2023 and the thirteen and thirty-nine weeks ended September 24, 2022, and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract or any compensatory plan, contract or arrangement.

37 | September 30 2023 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Principal Financial Officer}	(Chief Accounting Officer)
DATE: November 8, 2023

38 | September 30 2023 Form 10-Q