Form 10-K
period 2023-12-30
Hillman Solutions Corp.
filed 2024-02-22
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 1, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $1,741 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
On February 20, 2024, 195,181,953 shares of common stock, par value $0.0001 per share, were issued and outstanding.
Documents Incorporated by Reference: Part III of this 10-K incorporates by reference certain information from the registrants definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

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
All forward-looking statements are made in good faith by the Company and are intended to qualify for the safe harbor from liability established by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You should not rely on these forward-looking statements as predictions of future events. Words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," “target”, “goal”, "may," "will," "could," "should," "believes," "predicts," "potential," "continue," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, the Company’s expectations with respect to future performance. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside the Company's control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) unfavorable economic conditions that may affect operations, financial condition and cash flows including spending on home renovation or construction projects, inflation, recessions, instability in the financial markets or credit markets; (2) increased supply chain costs, including raw materials, sourcing, transportation and energy; (3) the highly competitive nature of the markets that we serve; (4) the ability to continue to innovate with new products and services; (5) direct and indirect costs associated with the May 2023 ransomware attack, and our receipt of expected insurance receivables associated with that cyber security incident; (6) seasonality; (7) large customer concentration; (8) the ability to recruit and retain qualified employees; (9) the outcome of any legal proceedings that may be instituted against the Company; (10) adverse changes in currency exchange rates; or (11) regulatory changes and potential legislation that could adversely impact financial results. The foregoing list of factors is not exclusive, and readers should also refer to those risks that are included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements.
Except as required by applicable law, the Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements in this communication to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1 - BUSINESS.
General
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman, which had net sales of approximately $1,476.5 million in 2023. Hillman sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.

2| December 30, 2023 Form 10-K

Hillman's corporate headquarters is located at 1280 Kemper Meadow Drive, Cincinnati, Ohio. We maintain a website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.
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
Nasdaq listing - 2021
During 2021, the Company began exploring ways to further expand is access to the capital markets by becoming a publicly traded entity. On July 14, 2021, privately held HMAN Group Holdings Inc. ("Old Hillman"), and Landcadia Holdings III, Inc. (“Landcadia” and after the Business Combination described herein, “New Hillman”), a SPAC, consummated the previously announced business combination (the “Closing”) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, the "Merger Agreement”). Unless the context indicates otherwise, the discussion of the Company and its financial condition and results of operations is with respect to New Hillman following the closing date and Old Hillman prior to the closing date. See Note 3 - Merger Agreement of the Notes to Consolidated Financial Statements for additional information.
In connection with the Closing, the Company entered into a new credit agreement (the “Term Credit Agreement”), which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). As of July 2023, the delayed draw term loan facility expired. The Company also entered into an amendment to their existing asset-based revolving credit agreement, extending the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds of the funded term loans under the Term Credit Agreement and revolving credit loans under the ABL Credit Agreement were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018, (2) refinance outstanding revolving credit loans, and (3) redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”). Additionally, we fully redeemed the 11.6% Junior Subordinated Debentures. In connection with the refinancing, we incurred a loss of $8.1 million and paid $38.7 million in financing fees, of which $21.0 million were recorded as a financing activity. See Note 9 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
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

3| December 30, 2023 Form 10-K

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
We currently manage a worldwide supply chain comprised of a large number of vendors, the largest of which accounted for approximately 8.3% of the Company's annual purchases and the top five of which accounted for approximately 17.9% of our annual purchases. Our vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.
Hardware and Protective Solutions
Our Hardware and Protective Solutions segment includes a variety of product categories including: Fasteners; Builders Hardware; Wall Hanging, Threaded Rod and Metal Shapes; Letters, Numbers, and Signs ("LNS"); and Personal Protective Equipment.
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

4| December 30, 2023 Form 10-K

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
Our safety products include face masks and safety vests sold under a variety of brands including Firm Grip®, AWP®, and Premium Defense®. Focusing on innovative materials, intuitive design, and industry trends, we expect growth in the Hardware and Protective Solutions segment.
Hardware and Protective Solutions generated approximately $1,074.6 million, $1,068.7 million and $1,017.6 million of revenues in the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.
Robotics and Digital Solutions
Our Robotics and Digital Solutions segment consists primarily of software-enabled robotic key duplication and engraving solutions that are tailored to the unique needs of the consumer. Robotics and Digital Solutions products are located in high-traffic environments where retailers can provide consumers with on-the-spot, customized licensed and unlicensed key and engraving options. Our offerings include store associate assisted key duplication and self-service robotic engraving and key duplication kiosks; together with related software, systems, keys, and key accessories sold in proximity to the kiosks. Our services include product and category management, merchandising services, and access to our proprietary robotic key duplicating and engraving software platforms and equipment.
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
Our MinuteKey self-service kiosk uses robotics technology in an innovative way that is accurate, easy to use, convenient, fast and highly reliable. We utilize a proprietary network integration software within our MinuteKey kiosks to maintain high levels of machine up-time and ensure machines have the optimal mix of key types available for duplication. The kiosk is completely self-service and has a 100% customer satisfaction guarantee. We manufacture and support the MinuteKey kiosk out of our Boulder, Colorado and Tempe, Arizona facilities.
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

5| December 30, 2023 Form 10-K

original Quick-Tag® consumer-operated kiosk system to the proprietary laser system of TagWorks®, we continue to lead the industry with consumer-friendly engraving solutions. As in our key business, we retain ownership of the key engraving equipment and market and sell blank tags.
Robotics and Digital Solutions generated approximately $245.4 million, $245.6 million, and $246.5 million of revenues in the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.
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
In the first quarter of 2023, the Company realigned its Canada segment to include the Canada portions of the Protective Solutions and MinuteKey businesses, which are now operating under the Canada segment leadership team. Previously, the results of the Canada portion of the Protective Solutions business were reported in the Hardware and Protective Solutions segment and the Canada portion of the MinuteKey business was reported in the Robotics and Digital Solutions segment and were operating under those respective segment leadership teams.
Our Canada segment generated approximately $156.5 million, $172.0 million and $161.9 million of revenues in the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.
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
We sell our products to a large volume of customers, the top two of which accounted for approximately $640.4 million, or approximately 43% of our total revenues in 2023. For the year ended December 30, 2023, Home Depot was the single largest customer, representing approximately $344.1 million or 23.3% of our total revenues. Lowe's was the second largest at approximately $296.3 million or 20.1%. No other customer accounted for more than 10% of total revenue in 2023. In each of the years ended December 30, 2023, December 31, 2022, and December 25, 2021, we derived over 10% of our total revenues from Lowe's and Home Depot which operated in each of our operating segments. See Note 20 - Concentration of Credit Risks of the Notes to Consolidated Financial Statements for additional information.
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
Sales and Marketing
We believe that our primary competitive advantage is rooted in our ability to provide a greater level of customer service than our competitors. We partner with our customers to understand the unmet needs of consumers, design creative solutions, and commercialize those solutions, bringing them to life in both physical and digital channels through a tight alignment between the product management, marketing communications, and channel

6| December 30, 2023 Form 10-K

marketing functions. We provide best in class support and customer service at every touch point for our retail partners. Service is the hallmark of Hillman company-wide, employing 1,102 full-time and 124 part-time people on our sales and service team. The national accounts field service organization consists of approximately 742 employees and 73 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of our largest customers use Electronic Data Interchange (“EDI”) for processing of orders and invoices.
We employ what we believe to be the largest direct sales force in the industry. The sales force, which consists of approximately 254 employees and is managed by 33 field managers, focuses on the franchise and independent customers. The depth of the sales and service team enables us to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers' requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from our inside sales and customer service teams. On average, each sales representative is responsible for approximately 61 full service accounts that the sales representative calls on approximately every two weeks. These efforts allow the sales force to sell and support our product lines.
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
The principal competitor for our franchise and independent hardware store customers is Midwest Fastener Corporation. The hardware outlets that purchase our products without regularly scheduled sales representative visits may also purchase products from local and regional distributors and cooperatives. We compete primarily on field service, merchandising, as well as product availability and price, and depth of product line.
Insurance Arrangements
Under our current large deductible insurance programs, we retain the exposure on certain expected losses related to workers' compensation, general liability, and automobile claims up to the applicable deductibles. Our primary and umbrella policies provide coverage for catastrophic exposure and aggregate losses in excess of applicable deductibles. We also retain the exposure on expected losses related to health benefits of certain employees. We believe that our present insurance is adequate for our businesses. See Note 18 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements.
Human Capital Resources
Employees
As of December 30, 2023, we had 3,801 full time and part time employees, none of which were covered by a collective bargaining agreement. In our opinion, employee relations are good.
Health and Safety
Employee health and safety is a top priority in all aspects of our business. We are committed to providing a healthy environment and safe workplace at all our facilities and in the field. Our dedicated Safety Team oversees our health & safety program and procedures. We implement robust safety protocols across all operations, maintain a Safety Compliance Program, and regularly conduct self-assessments to examine our safety culture and processes.

SAFETY MEASURE	HILLMAN
Total Recordable Incident Rate (TRIR)	2.21
Lost-Time Incident Rate (LTIR)[1]	0.45
1 Data spans 12 months between January 2023 and December 2023.

7| December 30, 2023 Form 10-K

Attraction, Development, and Retention
The success of our efforts to grow our business depends on the contributions and abilities of key executives, our sales force, and other personnel. Our Human Resources department leads the search to reach a diverse talent pool. We have a standard framework for posting jobs, interviewing for open positions, and onboarding new employees. We offer employees resources to continuously improve their skills and performance with the goal of further cultivating the diverse talent on our team. We seek people who are demonstrate our core values: absolute integrity, accountability to our team and customers, the ability to build on difference, trust and respect.
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
Backlog
We do not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of our business. Our sales backlog from ongoing operations was approximately $19.9 million as of December 30, 2023 and approximately $24.6 million as of December 31, 2022. We expect to realize the entire December 30, 2023 backlog during fiscal 2024.
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

8| December 30, 2023 Form 10-K

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
Sales of many of our products are driven by the activity level of home repair and remodel projects. Our customers, suppliers, and other parties with whom we do business are also impacted by the foregoing conditions and adverse changes may result in financial difficulties leading to restructurings, bankruptcies, liquidations, and other unfavorable events for our customers, consumers, suppliers, and other service providers. Adverse trends in any of the foregoing factors could reduce our sales, adversely impact the mix of our sales, or increase our costs, which could have a material adverse effect on our business, financial condition and results of operations.
Large customer concentration and the inability to penetrate new channels of distribution could adversely affect our business.
Our two largest customers constituted approximately $640.4 million of net sales and $35.3 million of the year-end accounts receivable balance for 2023. Both of these customers are big box chain stores. Our results of operations depend greatly on our ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the changing retail landscape, this could have a negative effect on our results of operations. These two customers have been key components of our growth and failure to maintain fulfillment and service levels or relationships with these customers could result in a material loss of business. Our inability to penetrate new channels of distribution, including ecommerce, may also have a negative impact on our future sales and business. (See Note 20 - Concentration of Credit Risks of the Notes to Consolidated Financial Statements for additional information).
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

9| December 30, 2023 Form 10-K

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
Unfavorable changes in the current economic environment may make it difficult to acquire businesses in order to further our growth strategy. We will continue to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of factors, including our ability to obtain financing that we may need to complete a proposed acquisition opportunity which may be unavailable or available on terms that are not advantageous to us. If financing is unavailable or on unfavorable terms, we may be forced to forego otherwise attractive acquisition opportunities which may have a negative effect on our ability to grow.
Risks Related to our Operations:
Our results of operations could be negatively impacted by inflation or deflation in supply chain costs, including raw materials, sourcing, transportation and energy.
Many of our products are manufactured out of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, we use other commodity-based materials in the manufacture of Letters, Numbers, and Signs (“LNS”) that are resin-based and subject to fluctuations in the price of oil. We source the majority of our products from third parties and are subject to changes in their underlying manufacturing costs. We also use third parties for transportation and are exposed to fluctuations in freight costs to transport goods from our suppliers to our distribution facilities and to our customers, as well as the price of diesel fuel in the form of freight surcharges on customer shipments and the cost of gasoline used by the field sales and service force. Inflation in these costs could result in significant cost increases. If we are unable to mitigate any cost increases from the foregoing factors through various customer pricing actions and cost reduction initiatives, our financial condition may be adversely affected. Conversely, in the event that there is deflation, we may experience, and in fact have experienced, pressure from our customers to reduce prices. There can be no assurance that we would be able to reduce our cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact our results of operations and cash flows.
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

10| December 30, 2023 Form 10-K

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
Additionally, in recent years, tensions between mainland China and Taiwan have further escalated. Conflict between China and Taiwan could disrupt our supply chain, including limiting access to key ports, disrupting the operations of our suppliers, or resulting in potential international sanctions, all of which could adversely affect our results of operations or increase our costs.
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
In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. In fact, In the fourth quarter of 2023, we recorded inventory revaluation charges of $5.0 million in connection with exiting certain retail locations and markets for a product line. By contrast, if we underestimate demand and purchase insufficient quantities of a product, and/or do not maintain enough inventory of a product, we may not be able to fulfill customer orders on a timely basis which could result in fines, the loss of sales and ultimately loss of customers for those products as they turn to our competitors. Our business, financial condition and results of operations could suffer a material adverse effect if either or both of these situations occur frequently or in large volumes.
Because our business is working capital intensive, we rely on our ability to manage our product purchasing and customer credit policies.
Our operations are working capital intensive, and our inventories, accounts receivable, and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. In recent years, our lead times extended due to disruptions in the global supply chain. During 2021 and 2022, we saw increased lead times for ocean freight from Asia, and we had to increase our inventory levels to maintain our high fill rates with our customers, which has increased our inventory costs and reduced our profitability. Our lead times and inventory levels normalized in 2023. However, there are no assurances that lead times will not increase in the future, and in such event our working capital and financial condition may be adversely affected. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.
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

11| December 30, 2023 Form 10-K

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
While we have taken measures designed to protect the security of our information and technology systems, and any information handled by these systems, including personal, sensitive, confidential, and proprietary information, there can be no assurance that the measures which we have adopted to protect against certain events that could disrupt the operations of our information systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on our business and results of operations.
In addition, we plan to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support our business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. Any such reduction in efficiency or disruption could have a material adverse effect on our business and results of operations.

12| December 30, 2023 Form 10-K

Unauthorized disclosure of personal, sensitive or confidential customer, employee, supplier, or Company information, whether through a breach of our computer systems, or those of our third party vendors and business partners, including cyber-attacks or otherwise, could severely harm our business.
As part of our business, we collect, process, and retain personal, sensitive and confidential personal information about our customers, employees, and suppliers. Despite the security measures we have in place, our facilities and systems, and those of the retailers and other third party distributors with which we do business, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. In fact, in late May 2023, we experienced a ransomware attack relating to certain systems on our network, as is more fully described on the preceding page, and some confidential personal information of our employees and selected dependents was accessed by the threat actor.
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

13| December 30, 2023 Form 10-K

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
We have a significant amount of indebtedness. On December 30, 2023, our total indebtedness was $760.9 million, of which, $751.9 million is indebtedness issued under the term loan facility, and $9.1 million is indebtedness under finance lease and other obligations. The Company also has an asset-based revolving credit facility with aggregate commitments of up to $375.0 million that does not have an outstanding balance, and aggregate availability of $246.8 million as of December 30, 2023, subject to customary asset-backed loan borrowing base and availability provisions.
Our substantial indebtedness could have important consequences. For example, it could:
•make it more difficult for us to satisfy obligations to holders of our indebtedness;
•increase our vulnerability to increases in interest rates;
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
We may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facilities do not fully prohibit us from doing so. The senior secured credit facilities permit additional borrowing of

14| December 30, 2023 Form 10-K

up to $246.8 million as of December 30, 2023, subject to customary asset-backed loan borrowing base and availability provisions. If new debt is added to our current debt levels, the related risks that we now face could intensify.
We rely on available borrowings under the Asset-Based Revolving credit facility (“ABL Revolver”) for cash to operate our business, and the availability of credit under the ABL Revolver may be subject to significant fluctuation.
In addition to cash we generate from our business, our principal existing source of cash is borrowings available under the ABL Revolver. Aggregate availability will be limited to the lesser of a borrowing base and $375.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the ABL Revolver is potentially subject to significant fluctuation, depending on the value of the borrowing base-eligible assets as of any measurement date. The inability to borrow under the ABL Revolver may adversely affect our liquidity, financial position and results of operations. As of December 30, 2023, the ABL Revolver did not have an outstanding balance and had outstanding letters of credit of $40.9 million, with $246.8 million of available borrowings as a source of liquidity based on the customary asset-backed loan borrowing base and availability provisions.
We are subject to fluctuations in interest rates.
All of our indebtedness incurred under our senior secured credit facilities have variable interest rates. Increases in borrowing rates will increase our cost of borrowing, which may adversely affect our results of operations and financial condition. Our term loan and interest rate derivatives generally bear interest at a rate per annum equal to Daily Simple Secured Overnight Financing Rate (SOFR). We may, and have in the past, enter into interest rate derivatives that hedge risks related to floating for fixed rate interest payments in order to reduce interest rate volatility, however there are no assurances that we will do so, or that we will be able to do so on terms favorable to us. Further, we may choose not to maintain interest rate swaps with any of our variable rate indebtedness, or may only choose to maintain interest rate swaps with some, but not all, of our variable rate indebtedness.
The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position, and cash flows.
Certain aspects of our credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, or undertake certain other business activities. In particular, our minimum allowed fixed charge coverage ratio requirement is 1.0x as of December 30, 2023. A breach of the covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
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

15| December 30, 2023 Form 10-K

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
We source many products from China and other Asian countries for resale in other regions. To the extent that the U.S. dollar declines relative to the CNY or other currencies, we may experience cost increases on such purchases. The U.S. dollar increased in value relative to the CNY by 2.9% in 2023, increased by 8.3% in 2022 and decreased by 2.6% in 2021. Significant appreciation of the CNY or other currencies in countries where we source our products could adversely impact our profitability. In addition, our foreign subsidiaries in Canada and Mexico may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. We may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases which may adversely impact our results of operations.
If we were required to write down all or part of our goodwill or indefinite-lived trade names, our financial condition and results of operations could be materially adversely affected.
We have $825.0 million of goodwill and $85.5 million of indefinite-lived trademarks recorded on our accompanying Consolidated Balance Sheets at December 30, 2023. We are required to periodically determine if our goodwill or indefinite-lived trademarks have become impaired, in which case we would write down the impaired portion.
While our fourth quarter 2023 impairment test determined the fair value of the Hardware Solutions and Protective Solutions reporting units exceeded their respective carrying by 4% and 6%, respectively, certain changes in the assumptions used for discount rate, projected revenue growth, and projected EBITDA growth could result in the fair value of either of these reporting units being less than its carrying value, in which case we would be required to write down goodwill to its fair value (see Management's Discussion & Analysis - Critical Accounting Policies and Estimates - Goodwill for additional information). Additionally, a continued decline in our stock price may trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets.
If we were required to record additional write downs of all or part of our goodwill or indefinite-lived trademarks, our financial condition and net income could be materially adversely affected.
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

16| December 30, 2023 Form 10-K

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

ITEM 1B - UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C - CYBERSECURITY.
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying and managing material risks from cybersecurity threats and responding to cybersecurity incidents are part of the Company’s overall risk assessment efforts. The Company has established controls and procedures, including an incidence response plan, that provide for the identification, notification, escalation, communication, and remediation of data security incidents at appropriate levels so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. The Company continues to review its Cybersecurity program and controls and procedures as part of its efforts to strengthen its defenses.
As part of its cybersecurity program, the Company utilizes firewalls, identity and access management programs, email security, anti-malware, and a detection and response program. The Company periodically assesses and tests its policies, standards, processes and practices that are designed to address cybersecurity threats and incidents by performing internal and external vulnerability scans, penetration testing, and phishing exercises. The Company utilizes a combination of internal employees and third parties to perform security monitoring and 24/7 response, penetration testing, phishing campaigns, and provide security awareness training to our employees. We recently updated our onboarding process for certain third-party vendors and service providers to include a review and assessment of their information security practices. The Company also conducts information security and awareness training to ensure that employees are aware of information security risks and to enable them to take steps to mitigate those risks.
Role of the Board
The Board is responsible for cybersecurity risk oversight and receives periodic updates from management on the Company’s cybersecurity program, threats, and defense measures implemented. Additionally, our Chief Technology Officer ("CTO") provides updates to the Board on an as needed basis with respect to cybersecurity risks or any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such cybersecurity incident until it has been remediated.
Role of Management
Our CTO oversees and provides accountability related to our cybersecurity risk management strategy and overall information security program. The CTO’s cybersecurity team is led by a Director of Information Technology Security. The cybersecurity team is responsible for leading enterprise-wide cybersecurity strategy, policy,

17| December 30, 2023 Form 10-K

standards, architecture, and processes. The program incorporates policies and practices designed to protect the privacy and security of our sensitive information.
The cybersecurity team includes dedicated internal resources that currently have Certified Information Systems Security Professional ("CISSP") credentials, Certificate of Cloud Security Knowledge ("CCSK"), and other security and network certifications. In addition to our internal security staff, we partner with various third-party security service providers to augment our staffing, expertise, and hours of operation.
The CTO regularly reports to our senior leadership team, as well as periodically to our Board of Directors, regarding our cybersecurity program and material cybersecurity risks. The CTO coordinates with other teams including internal Audit, to ensure a combined focus on technology modernization and remediation needs. The CTO is briefed weekly on current security operations and relevant issues across the cybersecurity threat landscape.
Current Cybersecurity events
In late May 2023, we experienced a ransomware attack relating to certain systems on our network (the “Cybersecurity Incident”). We promptly initiated an investigation, engaged the services of cyber-security experts and outside advisors and worked with appropriate law enforcement authorities to contain, assess and remediate the Cybersecurity Incident.
The Cybersecurity Incident affected certain of our information technology systems, and as part of the containment effort, we suspended affected systems and elected to temporarily suspend additional systems in an abundance of caution. We reactivated and restored our operational systems over the course of the week following the Cybersecurity Incident. The Cybersecurity Incident related costs net of an expected insurance receivable totaled $1.0 million. Our system remediation efforts regarding the Cybersecurity Incident have substantially concluded as of December 30, 2023.
As of the date of this report, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. In the event of an attack or other intrusion, we have a response team of internal and external resources engaged and prepared to respond. We also maintain cyber liability insurance to help mitigate potential liabilities resulting from cyber issues. We plan to continually invest in efforts to enhance data security in response to developments in the cybersecurity landscape.

18| December 30, 2023 Form 10-K

ITEM 2 – PROPERTIES.
As of December 30, 2023, our principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
Hardware and Protective Solutions & Robotics and Digital Solutions
Belton, Missouri	305,000	Distribution
Cincinnati, Ohio	270,000	Office, Distribution
Dallas, Texas	166,000	Distribution
Forest Park, Ohio (1)	428,000	Office, Distribution
Jacksonville, Florida	193,000	Distribution
Jonestown, PA	187,000	Distribution
Shafter, California	168,000	Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution

Hardware and Protective Solutions
Atlanta, Georgia	14,000	Office
Guadalajara, Mexico	12,000	Office, Distribution
Pompano Beach, Florida	39,000	Office, Distribution
Monterrey, Mexico	13,000	Distribution
Shannon, Georgia	421,000	Office, Mfg., Distribution
Hamilton, Ohio	58,000	Mfg., Distribution
Salem, Oregon	31,000	Distribution
Tyler, Texas (2)	202,000	Office, Mfg., Distribution

Robotics and Digital Solutions
Boulder, Colorado	8,000	Office

Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	100,000	Distribution
Guleph, Ontario	25,000	Distribution
Laval, Quebec	34,000	Distribution
Milton, Ontario	27,000	Manufacturing
Scarborough, Ontario	23,000	Mfg., Distribution
Toronto, Ontario	456,000	Office, Distribution
Winnipeg, Manitoba	42,000	Distribution
(1)The Company leases two facilities in Forest Park, Ohio. This first is the Company's 43,000 square foot corporate office headquarters located at 1280 Kemper Meadow Road. The second is a 385,000 square foot distribution center located at 1700 Carillon Boulevard.
(2)The Company leases two facilities in Tyler, Texas. The first is a 139,000 square foot facility located at 2329 E. Commerce Street used for manufacturing and distribution. The second is a 63,000 square foot facility located at 6357 Reynolds Road used for offices, manufacturing, and distribution.
All of the Company's facilities are leased. In the opinion of the Company's management, the Company's existing facilities are in good condition.

19| December 30, 2023 Form 10-K

ITEM 3 - LEGAL PROCEEDINGS.
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Hy-Ko Litigation Settlement
On June 1, 2021, Hy-Ko Products Company LLC ("Hy-Ko"), a manufacturer of key duplication machines, filed a complaint for patent infringement against Hillman Group in the United States District Court for the Eastern District of Texas (Marshall Division). The case was assigned Civil Action No. 2:21-cv-0197. Hy-Ko's complaint alleged that Hillman's KeyKrafter and PKOR key duplication machines infringed certain patents, which are assigned to Hy-Ko, and seeks damages and injunctive relief against the Hillman Group. Hy-Ko's complaint additionally contained allegations of unfair competition under the Federal Lanham Act and conversion/receipt of stolen property, as well as a cause of action for "replevin" for return of stolen property.
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

ITEM 4 – MINE SAFETY DISCLOSURES.
Not Applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock Data
The Company's common stock is traded on The Nasdaq Stock Market under the symbol 'HLMN'. There were approximately 20 holders of record of common stock as of February 20, 2024. In addition to holders of record of our common stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.

20| December 30, 2023 Form 10-K

Dividends
The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 13 - Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information.
Stock Price Performance

Comparison of Cumulative Total Return
200
150
100
50
11/27/20
12/26/20
12/25/21
12/31/22
12/30/23
Hillman Solutions Corp.
Russell 2000 Index
Dow Jones US Industrial Suppliers Index

	November 27, 2020	December 26, 2020	December 25, 2021	December 31, 2022	December 30, 2023
Hillman Solutions Corp.	100.0	103.2	105.8	72.6	92.8
Russell 2000 Index	100.0	108.0	120.8	94.9	109.3
Dow Jones US Industrial Suppliers Index	100.0	102.9	130.1	114.2	166.7
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
Unregistered Sales of Equity Securities
We did not issue or sell any unregistered equity securities during the year ended December 30, 2023.
Issuer Purchases of Equity Securities
We made no purchases of our equity securities during the year ended December 30, 2023.

ITEM 6 – [RESERVED]

21| December 30, 2023 Form 10-K

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
Executive Overview and Trends in our Business
Net sales during 2023 decreased by 0.7% when compared to 2022. Hardware and Protective Solutions, which is our largest segment making up 72.8% of our net sales, led the way with an increase of 0.6%. Offsetting this was a slight decrease in our Robotics and Digital Solutions segment and a decrease in our Canadian business.
Products across our business are primarily used by DIYers and small contractors for repair, maintenance, and remodel projects. Because repair and maintenance projects are necessary no matter the economic environment, we believe our business is generally resilient to economic downturns. However, remodel projects are more dependent upon macroeconomic variables, including existing home sales. According to the National Association of Realtors, existing home sales in the U.S. declined by 19% versus 2022, totaling 4.09 million. This was a headwind for our top line results during the year.
That said, we made tremendous progress on the operational side of our business. After investing into inventory to ensure we had enough product to stock our customer’s shelves during 2021 and 2022 when the global supply chain was constrained, our inventory levels returned to normal during the fourth quarter. As a result of working this $180 million out of our inventory channels, we saw a meaningful working capital benefit, which allowed us to pay down $166 million of debt during 2023.
Our competitive moat, which consists of our 1,100 member field sales and service team, our ability to ship direct to the retail locations of our customers rather than their distribution network, and our innovative Hillman-owned brands continue to set us apart from the competition. As such, we launched multiple new business wins during the year and were named vendor of the year by Mid-States Distributing and Tractor Supply Company.
We are pleased with the progress we made during 2023. Looking to 2024, we remain committed to driving value for our stakeholders, and believe that our competitive moat and long-standing relationships with customers will allow us to continue to win.
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
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a majority of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately by 2.9% in 2023, increased by 8.3% in 2022, and decreased by 2.6% in 2021. The U.S. dollar decreased in value relative to the Taiwan dollar by approximately 0.4% in 2023, increased by 10.8% in 2022, and decreased by 1.4% in 2021.

22| December 30, 2023 Form 10-K

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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar decreased in value relative to the Canadian dollar by approximately 2.4% in 2023, increased by 5.7% in 2022, and decreased by 0.2% in 2021.
We import products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.
Recent developments
In the first quarter of 2023, we realigned our Canada segment to include the Canada portions of the Protective Solutions and MinuteKey businesses, which are now operating under the Canada segment leadership team. Previously, the results of the Canada portion of the Protective Solutions business were reported in the Hardware and Protective Solutions segment and the Canada portion of the MinuteKey business was reported in the Robotics and Digital Solutions segment and were operating under those respective segment leadership teams. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.
In the fourth quarter of 2023, we evaluated a specific product line and decided to exit certain retail locations and markets, which reduced the expected future cash flows from this product line and valuation of certain intangible assets and inventory. As a result, we recognized an impairment charge of $19.6 million during the fourth quarter of 2023 to write down the carrying values of intangible assets to their fair value. The Impairment charge was split between the following asset categories: $15.6 million for customer relationships, $2.2 million for technology and patents, and $1.7 million for trademarks - other. The impairment charge is included in other expense (income), net in the accompanying consolidated statements of comprehensive loss. We also recorded a $5 million inventory valuation adjustment which was recorded in cost of sales in the accompanying consolidated statements of comprehensive loss.
Financial Summary and Other Key Metrics
52/53 Week Comparison
Fiscal 2023 consisted of 52 weeks or 252 shipping days as compared to 53 weeks or 256 shipping days in fiscal 2022, which should be taken into account when comparing each period. Shipping days are defined as non-holiday week-days, Monday through Friday of each week of the fiscal year.
•Net sales for the year ended December 30, 2023 were $1,476.5 million compared to net sales of $1,486.3 million for the year ended December 31, 2022, a decrease of approximately $9.9 million or 0.7%. The decrease was primarily driven by the decrease in shipping days due to the 53rd week in the year ended December 31, 2022. Net sales for the year ended December 30, 2023 were $5.86 million per shipping day, compared to $5.81 million per shipping day for the year ended December 31, 2022, an increase of approximately $53.0 thousand per shipping day.
•Net loss improved to $9.6 million, or $(0.05) per diluted share, compared to a net loss of $16.4 million, or $(0.08) per diluted share for the year ended December 31, 2022.
•Adjusted EBITDA(1) totaled $219.4 million versus $210.2 million in the year ended December 31, 2022.
(1) Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net loss to Adjusted EBITDA.

23| December 30, 2023 Form 10-K

Results of Operations
The following table shows the results of operations for the years ended December 30, 2023, December 31, 2022 and December 25, 2021.

	Year Ended December 30, 2023		Year Ended December 31, 2022		Year Ended December 25, 2021
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,476,477	100.0%	$1,486,328	100.0%	$1,425,967	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	828,956	56.1%	846,551	57.0%	859,557	60.3%
Selling, warehouse, general and administrative expenses	452,110	30.6%	480,993	32.4%	437,875	30.7%
Depreciation	59,331	4.0%	57,815	3.9%	59,400	4.2%
Amortization	62,309	4.2%	62,195	4.2%	61,329	4.3%
Management fees to related party	—	—%	—	—%	270	—%
Other expense (income), net	12,843	0.9%	(1,119)	(0.1)%	(2,778)	(0.2)%
Income from operations	60,928	4.1%	39,893	2.7%	10,314	0.7%
Interest expense, net	68,310	4.6%	54,560	3.7%	68,779	4.8%
Refinancing costs	—	—%	—	—%	8,070	0.6%
Gain on change in fair value of warrant liability	—	—%	—	—%	(14,734)	(1.0)%
Income on mark-to-market adjustment of interest rate swap	—	—%	—	—%	(1,685)	(0.1)%
Loss before income taxes	(7,382)	(0.5)%	(14,667)	(1.0)%	(50,116)	(3.5)%
Income tax expense (benefit)	2,207	0.1%	1,769	0.1%	(11,784)	(0.8)%
Net loss	$(9,589)	(0.6)%	$(16,436)	(1.1)%	$(38,332)	(2.7)%

Adjusted EBITDA (1)	219,360	14.9%	210,249	14.1%	207,418	14.5%
(1) Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net loss to Adjusted EBITDA.
Net Sales
Net Sales by Product Line

					2023 vs. 2022				2022 vs. 2021
	2023	% of Net Sales	2022	% of Net Sales	$ Change	% Change	2021	% of Net Sales	$ Change	% Change
Fastening and Hardware	$1,005,911	68.1%	$989,572	66.6%	16,339	1.7%	$889,254	62.4%	100,318	11.3%
Personal Protective	216,404	14.7%	243,450	16.4%	(27,046)	(11.1)%	285,252	20.0%	(41,802)	(14.7)%
Keys and key accessories	201,923	13.7%	196,989	13.3%	4,934	2.5%	192,496	13.5%	4,493	2.3%
Engraving and Resharp	52,239	3.5%	56,317	3.8%	(4,078)	(7.2)%	58,965	4.1%	(2,648)	(4.5)%
Consolidated	$1,476,477		$1,486,328		$(9,851)		$1,425,967		$60,361
See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a reconciliation of net sales by product line to net sales by operating segment.

24| December 30, 2023 Form 10-K

Net Sales by Segment

					2023 vs. 2022				2022 vs. 2021
	2023	% of Net Sales	2022	% of Net Sales	$ Change	% Change	2021	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$1,074,619	72.8%	$1,068,734	71.9%	$5,885	0.6%	$1,017,594	71.4%	$51,140	5.0%
Robotics and Digital Solutions	245,400	16.6%	245,633	16.5%	(233)	(0.1)%	246,494	17.3%	(861)	(0.3)%
Canada	156,458	10.6%	171,961	11.6%	(15,503)	(9.0)%	161,879	11.4%	10,082	6.2%
Consolidated	$1,476,477		$1,486,328		$(9,851)		$1,425,967		$60,361

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
The decrease in total net sales during 2023 was driven primarily by decreased volume of $42.0 million due primarily to the 53rd week in 2022 partially offset by $38.4 million of price increases. Net sales for the year ended December 30, 2023 were $5.86 million per shipping day, compared $5.81 million per shipping day for the year ended December 31, 2022, an increase of approximately $53.0 thousand per shipping day. The impact of the 53rd week of 2023 was approximately $15.7 million in sales. The decrease was primarily driven by the factors described below:
Hardware and Protective Solutions increased $5.9 million due to the following:
•Hardware sales increased $31.0 million primarily driven by $20.9 million in price increases in response to inflationary cost pressures in the supply chain, and $10.2 million in increased volume driven due to new business wins.
•Protective equipment sales decreased by $25.1 million primarily due to a $28.2 million decrease in volume driven in part by $16.8 million of COVID-19 related sales in 2022 with no material comparable COVID-19 sales in 2023, partially offset by price increases of $3.0 million.
Robotics and Digital Solutions sales decreased $0.2 million primarily due to decreases in full-service key and engraving volume.
Canada net sales decreased $15.5 million primarily due to an $8.1 million decrease in volume driven by lower demand as well as a $6.2 million unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

					2023 vs. 2022				2022 vs. 2021
	2023	% of Segment Net Sales	2022	% of Segment Net Sales	$ Change	% Change	2021	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$659,895	61.4%	$669,500	62.6%	$(9,605)	(1.4)%	$677,755	66.6%	$(8,255)	(1.2)%
Robotics and Digital Solutions	71,566	29.2%	73,944	30.1%	(2,378)	(3.2)%	77,469	31.4%	(3,525)	(4.6)%
Canada	97,495	62.3%	103,107	60.0%	(5,612)	(5.4)%	104,333	64.5%	(1,226)	(1.2)%
Consolidated	$828,956		$846,551		$(17,595)		$859,557		$(13,006)
Hardware and Protective Solutions cost of sales as a percentage of net sales decreased primarily due to the impact of the price increases referenced above partially offset by higher product and personnel costs along with an inventory valuation adjustment of $5.0 million in the fourth quarter of 2023. In the fourth quarter of 2023, we evaluated a specific product line and decided to exit certain retail locations and markets, which reduced the expected future cash flows from this product line and valuation of certain inventory.

25| December 30, 2023 Form 10-K

Our Robotics and Digital Solutions cost of sales as a percentage of net sales decreased primarily due to a shift in product mix from full-service to self-service keys.
Canada cost of sales as a percentage of net sales increased primarily due to higher freight costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

					2023 vs. 2022				2022 vs. 2021
	2023	% of Segment Net Sales	2022	% of Segment Net Sales	$ Change	% Change	2021	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$312,436	29.1%	$306,456	28.7%	$5,980	2.0%	$285,050	28.0%	$21,406	7.5%
Robotics and Digital Solutions	94,980	38.7%	126,372	51.4%	(31,392)	(24.8)%	103,958	42.2%	22,414	21.6%
Canada	44,694	28.6%	48,165	28.0%	(3,471)	(7.2)%	48,867	30.2%	(702)	(1.4)%
Consolidated	$452,110		$480,993		$(28,883)		$437,875		$43,118
Hardware and Protective Solutions SG&A increased in 2023 due to the following:
•Warehouse expense increased $1.6 million due to inflation in labor and shipping costs.
•General and administrative (“G&A”) increased by $4.2 million. The increase was primarily driven by increased variable compensation along with increased investment into information technology.
Robotics and Digital Solutions SG&A increased in 2023 due to the following:
•Selling expense increased by $1.3 million primarily due to higher variable selling expenses related to self-service key sales and increased variable compensation.
•Warehouse decreased by $1.9 million primarily due to the shift from full-service keys, which have a higher warehousing cost, to self-service keys.
•G&A decreased by $30.8 million. The decrease was primarily related to reduced legal and consulting expense in 2023 as 2022 saw $32.9 million in legal expense associated with the litigation with Hy-Ko Products Company, LLC. This was offset by increased variable compensation.
Canada SG&A decreased in 2023 due to the following:
•Warehouse expense decreased by $2.5 million primarily due to lower variable costs driven by the lower sales volume described above.
•G&A decreased by $0.9 million primarily due to decreased variable compensation and stock compensation.
Other Operating Expenses
Depreciation expense increased $1.5 million due to increased capital spend on merchandising racks, and facility relocations.
Amortization expense was comparable to prior year.
In the year ended December 30, 2023, other expense (income), net consisted primarily of a $19.6 million impairment charge related to the write down of intangible assets, (see Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information) and a $4.9 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 16 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information). We also recorded exchange rate gains of $0.4 million in the year ended December 30, 2023. In the year ended December 31, 2022, other expense (income), net consisted primarily of a $1.1 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob.

26| December 30, 2023 Form 10-K

Income from Operations

			2023 vs. 2022			2022 vs. 2021
	2023	2022	$ Change	% Change	2021	$ Change	% Change
Hardware and Protective Solutions	$8,366	$20,742	$(12,376)	(59.7)%	$(14,650)	$35,392	241.6%
Robotics and Digital Solutions	42,953	3,541	39,412	1113.0%	21,761	(18,220)	(83.7)%
Canada	9,609	15,610	(6,001)	(38.4)%	3,203	12,407	387.4%
Total segment income from operations	$60,928	$39,893	$21,035	52.7%	$10,314	$29,579	286.8%
Income from operations in our Hardware and Protective Solutions segment decreased $12.4 million due to the changes in net sales, cost of sales, SG&A expense, and other expense (income), net described above. Depreciation expense increased by $3.4 million due to increased capital spend on merchandising racks, and facility relocations.
Income from operations in our Robotics and Digital Solutions segment increased by $39.4 million primarily due to the $32.9 million in lower legal expense described above, along with an increase of $3.8 million in other income driven by the changes in revaluation of the contingent consideration described above. Depreciation expense decreased by $2.0 million due to certain assets becoming fully depreciated.
Canada's income from operations decreased by $6.0 million primarily due to the changes in sales, cost of sales, and SG&A expenses described above. Canada also recorded exchange rate gains of $0.1 million in 2023 compared to losses of $0.2 million in 2022.
Income (Loss) Before Income Taxes
Interest expense, net, increased $13.8 million due to higher interest rates in the year ended December 30, 2023 (see Note 9 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information).
Income Taxes:
For the years ended December 30, 2023 and December 31, 2022 the effective income tax rate was (29.9)% and (12.1)%, respectively. The Company recorded an income tax provision for the year ended December 30, 2023 of $2.2 million, and an income tax provision for the year ended December 31, 2022 of $1.8 million.
In 2023, the Company's effective tax rate differed from the U.S. federal statutory tax rate primarily due to withholding taxes on distributions from our Canadian subsidiary. In addition, the effective tax rate differed due to state and foreign income taxes and certain non-deductible expenses.
In 2022, the Company's effective tax rate differed from the U.S. federal statutory tax rate primarily due to Global Intangible Low-Taxed Income ("GILTI") from the Canadian subsidiary. In addition, the effective tax rate differed from the U.S. federal statutory tax rate for 2022 due to state and foreign income taxes and certain non-deductible expenses.
Year Ended December 31, 2022 vs Year Ended December 25, 2021
For a comparison of our results of operations for fiscal 2022 to fiscal 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for fiscal 2022. The amounts presented therein and related comparisons do not reflect the realignment of our Canada operating segment that occurred in fiscal 2023, as more fully described in Note 21 - Segment Reporting and Geographic Information.

27| December 30, 2023 Form 10-K

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
The following table presents a reconciliation of Net loss, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended December 25, 2021
Net loss	$(9,589)	$(16,436)	$(38,332)
Income tax expense (benefit)	2,207	1,769	(11,784)
Interest expense, net	68,310	54,560	61,237
Interest expense on junior subordinated debentures	—	—	7,775
Investment income on trust common securities	—	—	(233)
Depreciation	59,331	57,815	59,400
Amortization	62,309	62,195	61,329
Mark-to-market adjustment on interest rate swaps	—	—	(1,685)
EBITDA	$182,568	$159,903	$137,707

Stock compensation expense	12,004	13,524	15,255
Management fees	—	—	270
Restructuring and other (1)	3,031	2,617	910
Litigation expense (2)	339	32,856	12,602
Transaction and integration expense (3)	1,754	2,477	11,123
Change in fair value of contingent consideration	(4,936)	(1,128)	(1,806)
Change in fair value of warrant liability (4)	—	—	(14,734)
Buy-back expense (5)	—	—	2,000
Refinancing costs and other (6)	—	—	8,070
Inventory revaluation charges (7)	—	—	32,026
Anti-dumping duties (8)	—	—	3,995
Impairment charges (9)	24,600	—	—
Adjusted EBITDA	$219,360	$210,249	$207,418

(1)Restructuring and other includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities. 2023 includes costs associated with the Cybersecurity Incident that occurred in May 2023, see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information.
(2)Litigation expense includes legal fees associated with our litigation with KeyMe, Inc. and Hy-Ko Products Company LLC (see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
(3)Transaction and integration expense includes professional fees, non-recurring bonuses, and other costs related to acquisitions, including the merger with Landcadia III (see Note 3 - Merger Agreement of the Notes to Consolidated Financial Statements for additional information) and the secondary offerings of shares in 2022 and 2023.
(4)The warrant liabilities are marked to market each period end. (see Note 8 - Warrants of the Notes to Consolidated Financial Statements for additional information).

28| December 30, 2023 Form 10-K

(5)Infrequent buy backs associated with new business wins.
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
(8)Anti-dumping duties assessed related to the nail business for prior year purchases.
(9)In the fourth quarter of 2023, we recorded an impairment charge in our Hardware and Protective Solutions segment of $24.6 million, primarily related to review of certain product offerings. In the fourth quarter of 2023, we evaluated a specific product line and decided to exit certain retail locations and markets, which reduced the future cash flows from this product line and impacted the lower of cost or market valuation of inventory. As a result of this review we impaired $19.6 million of intangible assets and recorded inventory revaluation charges of $5.0 million.
The following tables present a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in thousands). Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation:

Year Ended December 30, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$8,366	$42,953	$9,609	$60,928
Depreciation and amortization	76,099	40,714	4,827	121,640

Stock compensation expense	9,988	1,251	765	12,004
Restructuring and other	2,549	372	110	3,031
Litigation expense	—	339	—	339
Transaction and integration expense	1,561	193	—	1,754
Change in fair value of contingent consideration	—	(4,936)	—	(4,936)
Impairment charges	24,600	—	—	24,600
Adjusted EBITDA	$123,163	$80,886	$15,311	$219,360

Year Ended December 31, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$20,742	$3,541	$15,610	$39,893
Depreciation and amortization	72,266	42,905	4,839	120,010

Stock compensation expense	11,057	1,479	988	13,524
Restructuring and other	2,342	275	—	2,617
Litigation expense	—	32,856	—	32,856
Transaction and integration expense	2,231	246	—	2,477
Change in fair value of contingent consideration	—	(1,128)	—	(1,128)
Adjusted EBITDA	$108,638	$80,174	$21,437	$210,249

29| December 30, 2023 Form 10-K

Year Ended December 25, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating (loss) income	$(14,650)	$21,761	$3,203	$10,314
Depreciation and amortization	69,263	45,047	6,419	120,729

Stock compensation expense	13,134	2,121	—	15,255
Management fees	232	38	—	270
Restructuring and other	403	10	497	910
Litigation expense	—	12,602	—	12,602
Transaction and integration expense	9,869	1,254	—	11,123
Buy-back expense	2,000	—	—	2,000
Inventory revaluation charges	32,026	—	—	32,026
Anti-dumping duties	3,995	—	—	3,995
Change in fair value of contingent consideration	—	(1,806)	—	(1,806)
Adjusted EBITDA	$116,272	$81,027	$10,119	$207,418
Liquidity and Capital Resources:
The following table presents the key categories of our consolidated statements of cash flows:

	Year Ended December 30, 2023	Year Ended December 31, 2022	$ Change	Year Ended December 25, 2021	$ Change
Net cash provided by (used for) by operating activities	$238,035	$119,011	$119,024	$(110,254)	$229,265
Net cash (used for) investing activities	(67,852)	(72,822)	4,970	(90,454)	17,632
Net cash (used for) provided by financing activities	(161,976)	(28,722)	(133,254)	193,329	(222,051)
Net increase (decrease) in cash and cash equivalents	7,472	16,476	(9,004)	(6,915)	23,391
Operating Cash Flows:
Operating cash flows for the year ended December 30, 2023 were favorably impacted by reducing inventory as part of the Company's ongoing strategic initiative to lower inventory on hand during 2023.
Net cash provided by operating activities for the year ended December 31, 2022 were favorably impacted by reducing inventory as part of the Company's ongoing strategic initiative to lower inventory on hand during 2022 following the buildup of inventory in prior year due to inflation and recent supply chain challenges offset by reduced accounts payable resulting from lower inventory purchases.
Investing Cash Flows:
Capital Expenditures:
Cash of $65.8 million, $69.6 million, and $51.6 million, was used in the years ending December 30, 2023, December 31, 2022 and December 25, 2021, respectively, to invest in new key duplicating kiosks and machines, merchandising racks, and new distribution facilities in the Hardware and Protective Solutions segment.
Acquisitions:
On December 5, 2023, the Company completed its acquisition of AjustLock for approximately $1.4 million, which includes a $0.1 million hold-back payable to the seller (see Note 6 - Acquisitions of the Notes to Consolidated Financial Statements for additional information).
In the year ended December 31, 2022, we acquired Monkey Hook for approximately $2.5 million. In the first quarter of 2023, the hold-back of $0.3 million was paid to satisfy the full purchase price. In the year ending December 25, 2021, we acquired Oz Post International, LLC ("OZCO") for approximately $39.8 million (see Note 6 - Acquisitions of the Notes to Consolidated Financial Statements for additional information).

30| December 30, 2023 Form 10-K

Financing Cash Flows:
Term Loan:
On July 14, 2021, we entered into a new credit agreement, which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). The term loan matures on July 14, 2028. As of July 2023, the delayed draw term loan facility expired. The Company used $88.5 million of cash for principal payments on the senior term loan. As of August 2023, the Company made a $80.0 million prepayment against the outstanding term loan balance without payment of a premium or penalty. As of December 30, 2023, we have outstanding borrowings of $751.9 million on the term loan. See Note 9 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
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
Our revolver repayments, net of draws, used cash of $72.0 million in the year ended December 30, 2023 as part of the Company's initiative to pay down the term loan. During the year ended December 31, 2022, we used revolver draws to fund the litigation with Hy-Ko (see Note 18 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
Stock Option Exercises:
In the years ended December 30, 2023, December 31, 2022, and December 25, 2021, the Company received $2.2 million, $2.6 million, and $2.7 million, respectively, from the exercise of stock options.
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
Liquidity:
We believe that projected cash flows from operations and ABL Revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. As of December 30, 2023, the ABL Revolver did not have an outstanding balance and had outstanding letters of credit of $40.9 million, leaving $246.8 million of available borrowings as a source of liquidity. Our material cash requirements for known contractual obligations include, debt, and lease obligations, each of which are discussed in more detail earlier in this section and in the footnotes to consolidated financial statements, along with capital expenditures. We expect to spend between $65-$75 million for capital expenditures in 2024. Our future investments will depend primarily on the builds of new key duplicating kiosks and machines, merchandising racks, and IT projects that we undertake and the timing of these expenditures.
We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current distribution needs and are fulfilled by our suppliers within the short term.
Our working capital (current assets minus current liabilities) position of $324.9 million as of December 30, 2023 represents a decrease of $91.3 million from the December 31, 2022 level of $416.2 million. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.

31| December 30, 2023 Form 10-K

Related Party Transactions:
The information required by this Item is set forth in the section entitled Related Party Transactions in the 2024 Proxy Statement and is hereby incorporated by reference into this Form 10-K.
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
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the standard cost method, which approximates the first-in-first-out “FIFO” method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our excess and obsolete inventory reserve. However, if our estimates regarding excess and obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 5% difference in actual excess and obsolete inventory reserved for at December 30, 2023 would have affected net earnings by approximately $1.6 million in fiscal 2023.
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
Our annual impairment assessment is performed for the reporting units as of October 1. In 2023, 2022, and 2021, with the assistance of an independent third-party specialist, management assessed the value of our reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the projected net sales and EBITDA growth rates and the discount rates. The results of the quantitative assessments in 2023, 2022, and 2021 indicated that the fair value of each reporting unit was in excess of its carrying value.
Significant assumptions used in the determination of the estimated fair values of the reporting units are the projected net sales and EBITDA growth rates and the discount rate. The projected net sales and EBITDA growth rates are dependent on overall market growth rates, the competitive environment, inflation and our ability to pass price increase along to our customers, relative currency exchange rates, and business activities that impact market share. As a result, the growth rate could be adversely impacted by a sustained deceleration in category growth, devaluation of the U.S. Dollar against other currencies, an increased competitive environment, or an economic recession. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted in the future by adverse changes in the macroeconomic environment and volatility in the equity and debt markets.
We performed sensitivity analyses for the Hardware Solutions and Protective Solutions reporting units during our annual impairment testing, utilizing reasonably possible changes in the assumptions for the discount rate, shorter-term revenue growth rates and EBITDA growth rates to demonstrate the potential impacts to the estimated fair values.
While our fourth quarter 2023, impairment test determined the fair value of the Hardware Solutions reporting unit exceeded its carrying value, the excess of the fair value over the carrying value of the reporting unit was

32| December 30, 2023 Form 10-K

approximately 4% of the carrying value. An increase, in isolation, to the discount rate of 30 basis points, a decrease of 50 basis points in the projected revenue growth assumption, or a decrease of 40 basis points in the projected EBITDA growth, could each result in the fair value of the reporting unit being less than its carrying value.
Similarly, as of our fourth quarter 2023 impairment test, the fair value of the Protective Solutions reporting unit exceeded its carrying value by approximately 6% of the carrying value. An increase, in isolation, to the discount rate of 60 basis points, a decrease of 90 basis points in the projected net sales growth assumption, or a decrease of 120 basis points in the projected EBITDA growth, would each result in the fair value of the reporting unit being less than its carrying value.
In our annual review of goodwill for impairment in the fourth quarter of 2023, the fair value of all of the other reporting units was substantially in excess of its carrying value.
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Protective Solutions and Hardware Solutions reporting units' goodwill. As of December 30, 2023, the carrying value of the Protective Solutions reporting unit’s goodwill was $128.8 million and Hardware Solutions reporting unit's goodwill was $437.4 million.
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
Based on our exposure to variable rate borrowings at December 30, 2023, after consideration of our SOFR floor rates and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.9 million.
Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $144.6 million net asset value of our Canadian and Mexican subsidiaries as of December 30, 2023. The foreign subsidiaries' net tangible assets were $86.2 million and the net intangible assets were $58.4 million as of December 30, 2023.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 15 - Derivatives and Hedging of the Notes to Consolidated Financial Statements.

33| December 30, 2023 Form 10-K

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

34| December 30, 2023 Form 10-K

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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on its assessment, our management has concluded that our internal control over financial reporting was effective, as of December 30, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management's assessment with the Audit Committee of Hillman Solutions Corp.

/s/ DOUGLAS J. CAHILL		/s/ ROBERT O. KRAFT

Douglas J. Cahill		Robert O. Kraft
President and Chief Executive Officer		Chief Financial Officer
Dated:	February 22, 2024	Dated:	February 22, 2024

35| December 30, 2023 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hillman Solutions Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hillman Solutions Corp. and subsidiaries (the "Company") as of December 30, 2023 and December 31, 2022, the related consolidated statements of comprehensive loss, cash flows, and stockholders’ equity, for each of the two years in the period ended December 30, 2023, and the related notes and the financial statement schedule II - Valuation Accounts (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company used a discounted cash flow model to estimate the fair values of the Hardware Solutions (“HS”) reporting unit and the Protective Solutions (“PS”) reporting unit. The discounted cash flow model requires management to make significant estimates and assumptions including projected net sales and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) growth rates and discount rates. Changes in these assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $825 million as of

36| December 30, 2023 Form 10-K

December 30, 2023, of which $437 million and $129 million were allocated to the HS reporting unit and the PS reporting unit, respectively. The estimated fair value of the HS and PS reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
We identified the Company’s discounted cash flow model in the impairment evaluation of goodwill for the HS and the PS reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of certain of management’s estimates and assumptions, particularly related to projected net sales and EBITDA growth rates and discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimates of projected net sales and EBITDA growth rates and discount rates used by management to estimate the fair values of the HS and PS reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Hardware Solutions and Protective Solutions reporting units, such as controls related to management’s forecasts of projected net sales and EBITDA growth rates and selection of the discount rates.
•We evaluated management’s ability to accurately forecast projected net sales and EBITDA growth rates by comparing actual results to management’s historical forecasts.
•We performed a sensitivity analysis of the projected net sales and EBITDA growth rates and discount rates, which included their impact on cash flows.
•We evaluated the reasonableness of management’s projected net sales and EBITDA growth rates by comparing the forecasts to (1) historical net sales and EBITDA growth rates, (2) underlying analysis detailing business strategies and growth plans, (3) internal communications to management and the Board of Directors, and (4) industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies utilized, along with the discount rates and long-term net sales growth rates selected by:
•Developing a range of independent estimates for the discount rates and compared those to those rates selected by management.
•Utilizing industry and market-specific growth trends to assess the reasonableness of the long-term net sales growth rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 22, 2024

We have served as the Company's auditor since 2022.

37| December 30, 2023 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Hillman Solutions Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of comprehensive loss, cash flows, and stockholders’ equity of Hillman Solutions Corp. and subsidiaries (the Company) for the year ended December 25, 2021 and the related notes and financial statement schedule II – Valuation Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
We served as the Company’s auditor from 2010 to 2022.
Cincinnati, Ohio
March 16, 2022

38| December 30, 2023 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$38,553	$31,081
Accounts receivable, net of allowances of $2,770 ($2,405 - 2022)	103,482	86,985
Inventories, net	382,710	489,326
Other current assets	23,235	24,227
Total current assets	547,980	631,619
Property and equipment, net of accumulated depreciation of $333,875 ($333,452 - 2022)	200,553	190,258
Goodwill	825,042	823,812
Other intangibles, net of accumulated amortization of $470,791 ($414,275 - 2022)	655,293	734,460
Operating lease right of use assets	87,479	66,955
Other assets	14,754	23,586
Total assets	$2,331,101	$2,470,690
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140,290	$131,751
Current portion of debt and finance lease obligations	9,952	10,570
Current portion of operating lease liabilities	14,407	12,285
Accrued expenses:
Salaries and wages	22,548	15,709
Pricing allowances	8,145	9,246
Income and other taxes	6,469	5,300
Interest	343	697
Other accrued expenses	20,966	29,854
Total current liabilities	223,120	215,412
Long-term debt	731,708	884,636
Deferred tax liabilities	131,552	140,091
Operating lease liabilities	79,994	61,356
Other non-current liabilities	10,198	12,456
Total liabilities	1,176,572	1,313,951

Commitments and Contingencies (Note 18)	—	—
Stockholders' equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 194,913,124 issued and outstanding at December 30, 2023 and 194,548,411 issued and outstanding at December 31, 2022	20	20
Additional paid-in capital	1,418,535	1,404,360
Accumulated deficit	(236,206)	(226,617)
Accumulated other comprehensive loss	(27,820)	(21,024)
Total stockholders' equity	1,154,529	1,156,739
Total liabilities and stockholders' equity	$2,331,101	$2,470,690
The Notes to Consolidated Financial Statements are an integral part of these statements.

39| December 30, 2023 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended December 25, 2021
Net sales	$1,476,477	$1,486,328	$1,425,967
Cost of sales (exclusive of depreciation and amortization shown separately below)	828,956	846,551	859,557
Selling, warehouse, and general and administrative expenses	452,110	480,993	437,875
Depreciation	59,331	57,815	59,400
Amortization	62,309	62,195	61,329
Management fees to related party	—	—	270
Other expense (income), net	12,843	(1,119)	(2,778)
Income from operations	60,928	39,893	10,314
Gain on change in fair value of warrant liability	—	—	(14,734)
Interest expense, net	68,310	54,560	61,237
Interest expense on junior subordinated debentures	—	—	7,775
Investment income on trust common securities	—	—	(233)
Income on mark-to-market adjustment of interest rate swap	—	—	(1,685)
Refinancing costs	—	—	8,070
Loss before income taxes	(7,382)	(14,667)	(50,116)
Income tax expense (benefit)	2,207	1,769	(11,784)
Net loss	$(9,589)	$(16,436)	$(38,332)

Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.28)
Weighted average basic and diluted shares outstanding	194,722	194,249	134,699

Net loss from above	$(9,589)	$(16,436)	$(38,332)
Other comprehensive (loss) income:
Foreign currency translation adjustments	4,801	(7,615)	(283)
Hedging activity	(11,597)	13,745	2,517
Total other comprehensive (loss) income	(6,796)	6,130	2,234
Comprehensive loss	$(16,385)	$(10,306)	$(36,098)

The Notes to Consolidated Financial Statements are an integral part of these statements.

40| December 30, 2023 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended December 25, 2021
Cash flows from operating activities:
Net loss	$(9,589)	$(16,436)	$(38,332)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	121,640	120,010	120,730
(Gain) loss on dispositions of property and equipment	(34)	(26)	221
Impairment charges	24,600	—	—
Deferred income taxes	(8,693)	(873)	(21,846)
Deferred financing and original issue discount amortization	5,323	3,582	4,336
Loss on debt restructuring, net of third party fees paid	—	—	(8,372)
Stock-based compensation expense	12,004	13,524	15,255
Change in fair value of warrant liabilities	—	—	(14,734)
Change in fair value of contingent consideration	(4,936)	(1,128)	(1,806)
Other non-cash interest and change in value of interest rate swap	—	—	(1,685)
Changes in operating items:
Accounts receivable	(15,898)	19,889	15,148
Inventories	103,660	38,813	(137,849)
Other assets	3,068	566	3,064
Accounts payable	8,029	(53,760)	(20,253)
Other accrued liabilities	(1,139)	(5,150)	(24,131)
Net cash provided by (used for) by operating activities	238,035	119,011	(110,254)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,700)	(2,500)	(38,902)
Capital expenditures	(65,769)	(69,589)	(51,552)
Other investing activities	(383)	(733)	—
Net cash (used for) investing activities	(67,852)	(72,822)	(90,454)
Cash flows from financing activities:
Borrowings on senior term loans, net of discount	—	—	883,872
Repayments of senior term loans	(88,510)	(10,638)	(1,072,042)
Borrowings of revolving credit loans	178,000	244,000	322,000
Repayments of revolving credit loans	(250,000)	(265,000)	(301,000)
Repayments of senior notes	—	—	(330,000)
Financing fees	—	—	(20,988)
Proceeds from recapitalization of Landcadia, net of transaction costs	—	—	455,161
Proceeds from sale of common stock in PIPE, net of issuance costs	—	—	363,301
Repayment of junior subordinated debentures	—	—	(108,707)
Principal payments under finance lease obligations	(2,410)	(1,470)	(938)
Proceeds from exercise of stock options	2,167	2,609	2,670
Payments of contingent consideration	(1,232)	—	—
Other financing activities	9	1,777	—
Net cash (used for) provided by financing activities	(161,976)	(28,722)	193,329
Effect of exchange rate changes on cash	(735)	(991)	464
Net increase (decrease) in cash and cash equivalents	7,472	16,476	(6,915)
Cash and cash equivalents at beginning of period	31,081	14,605	21,520
Cash and cash equivalents at end of period	$38,553	$31,081	$14,605
The Notes to Consolidated Financial Statements are an integral part of these statements.

41| December 30, 2023 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 26, 2020	90,935	$9	$565,815	$(171,849)	$(29,388)	$364,587
Net Loss	—	—	—	(38,332)	—	(38,332)
Stock option activity, stock awards and employee stock purchase plan	523	—	17,925	—	—	17,925
Recapitalization of Landcadia, net of issuance costs and fair value of assets and liabilities acquired	58,672	6	377,959	—	—	377,965
Shares issued to PIPE, net of issuance costs	37,500	4	363,297	—	—	363,301
Hedging activity	—	—	—	—	2,517	2,517
Warrant redemption	6,365	1	62,414	—	—	62,415
Change in cumulative foreign currency translation adjustment	—	—	—	—	(283)	(283)
Balance at December 25, 2021	193,995	$20	$1,387,410	$(210,181)	$(27,154)	$1,150,095
Net Loss	—	—	—	(16,436)	—	(16,436)
Stock option activity, stock awards and employee stock purchase plan	553	—	16,190	—	—	16,190
Hedging activity	—	—	—	—	13,745	13,745
Change in cumulative foreign currency translation adjustment	—	—	—	—	(7,615)	(7,615)
Other	—	—	760	—	—	760
Balance at December 31, 2022	194,548	$20	$1,404,360	$(226,617)	$(21,024)	$1,156,739
Net Loss	—	—	—	(9,589)	—	(9,589)
Stock option activity, stock awards and employee stock purchase plan	365	—	14,175	—	—	14,175
Hedging activity	—	—	—	—	(11,597)	(11,597)
Change in cumulative foreign currency translation adjustment	—	—	—	—	4,801	4,801
Balance at December 30, 2023	194,913	$20	$1,418,535	$(236,206)	$(27,820)	$1,154,529
The Notes to Consolidated Financial Statements are an integral part of these statements.

42| December 30, 2023 Form 10-K

1. BASIS OF PRESENTATION
The accompanying financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. The Consolidated Financial Statements included herein have been prepared in accordance with accounting standards generally accepted in the United States of America ("U.S. GAAP"). All intercompany balances and transactions have been eliminated. References to 2023, 2022, and 2021 are for fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.
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
In connection with the closing of the Business Combination on July 14, 2021, Landcadia changed its name from “Landcadia Holdings III, Inc." to “Hillman Solutions Corp.” and the Company’s common stock began trading on The Nasdaq Stock Market under the trading symbol “HLMN”.
The Company has a 52-53 week fiscal year ending on the last Saturday in December. In a 52 week fiscal year, each of the Company’s quarterly periods will consist of 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. In 2023, the Company had a 52 week fiscal year, whereas in the prior year, 2022, the Company had its first 53 week fiscal year.
Nature of Operations:
The Company is comprised of three separate operating business segments: (1) Hardware and Protective Solutions, (2) Robotics and Digital Solutions, and (3) Canada.
In the first quarter of 2023, the Company realigned its Canada segment to include the Canada portions of the Protective Solutions and MinuteKey businesses, which are now operating under the Canada segment leadership team. Previously, the results of the Canada portion of the Protective Solutions business were reported in the Hardware and Protective Solutions segment and the Canada portion of the MinuteKey business was reported in the Robotics and Digital Solutions segment and were operating under those respective segment leadership teams. See Note 21 - Segment Reporting and Geographic Information.
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

43| December 30, 2023 Form 10-K

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $12,695 and $23,876 at December 30, 2023 and December 31, 2022, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts by considering historical losses, adjusted to take into account current market conditions. The estimates for calculating the aggregate reserve are based on the financial condition of the customers, the length of time receivables are past due, historical collection experience, current economic trends, and reasonably supported forecasts. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $2,770 and $2,405 as of December 30, 2023 and December 31, 2022, respectively.
In the years ended December 30, 2023 and December 31, 2022, the Company entered into agreements to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $299,169, $374,105 and $322,509 for the years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively, and has included the proceeds in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Related to the sale of accounts receivable, the Company recorded losses of approximately $6,313, $4,432 and $1,433 for the years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.
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
Property and Equipment:
Property and equipment are carried at cost and include expenditures for new facilities and major renewals. For financial accounting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally 3 to 15 years. Assets acquired under finance leases are depreciated over the terms of the related leases. Maintenance and repairs are charged to expense as incurred. The Company capitalizes certain costs that are directly associated with the development of internally developed software related to our key and engraving machines, representing the historical cost of these assets. Once the software is completed and placed into service, such costs are amortized over the estimated useful lives. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income from operations.

44| December 30, 2023 Form 10-K

Property and equipment, net, consists of the following at December 30, 2023 and December 31, 2022:

	Estimated Useful Life
	(Years)			2023	2022
Leasehold improvements	life of lease			$28,026	$17,445
Machinery and equipment	3	-	10	420,921	416,512
Computer equipment and software	3	-	5	70,356	68,410
Furniture and fixtures	6	-	8	12,396	7,888
Construction in process				2,729	13,455
Property and equipment, gross				534,428	523,710
Less: Accumulated depreciation				333,875	333,452
Property and equipment, net				$200,553	$190,258
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
The Company’s annual impairment assessment is performed for its reporting units as of October 1st. With the assistance of an independent third-party specialist, management assessed the value the of the reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate and projected net sales and EBITDA growth rates. The results of the quantitative assessment in 2023, 2022, and 2021 indicated that the fair value of each reporting unit was in excess of its carrying value. Therefore goodwill was not impaired as of our annual testing dates.
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at				Goodwill at
	December 31, 2022	Acquisitions	Disposals	Other(1)	December 30, 2023
Hardware and Protective Solutions	$574,744	$—	$—	$554	$575,298
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	28,132	—	—	676	28,808
Total	$823,812	$—	$—	$1,230	$825,042
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
Other intangibles, net, as of December 30, 2023 and December 31, 2022 consist of the following:

45| December 30, 2023 Form 10-K

	Useful Life (Years)			December 30, 2023	December 31, 2022
Customer relationships	13	-	20	$944,713	$963,622
Trademarks - indefinite	Indefinite			85,520	85,275
Trademarks - other	7	-	15	31,665	31,387
Technology and patents	5	-	12	64,186	68,451
Intangible assets, gross				1,126,084	1,148,735
Less: Accumulated amortization				470,791	414,275
Intangible assets, net				$655,293	$734,460
Estimated annual amortization expense for intangible assets subject to amortization at December 30, 2023 for the next five fiscal years is as follows:

Fiscal Year Ended	Amortization Expense
2024	$60,545
2025	59,789
2026	55,384
2027	52,636
2028	51,871
Thereafter	$289,548
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. With the assistance of an independent third-party specialist, management assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date as of October 1st. No impairment charges related to indefinite-lived intangible assets were recorded by the Company in 2023, 2022, or 2021 as a result of the quantitative annual impairment test.
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
During fiscal 2023, the Company performed an impairment assessment on certain intangible assets. In the fourth quarter of 2023, we evaluated a specific product line and decided to exit certain retail locations and markets, which reduced the future cash flows from this product line and impacted the lower of cost or net realizable value of inventory. As a result, the Company recognized an impairment charge of $19.6 million during the fourth quarter of 2023 to write down the carrying values of intangible assets to their fair value. The Impairment charge was split between the following asset categories: $15.6 million for customer relationships, $2.2 million for technology and patents, and $1.7 million for trademarks - other. The impairment charge is included in other expense (income), net in the accompanying consolidated statements of comprehensive loss.
No other impairment charges were recorded in 2023, 2022, or 2021. Approximately 95% of the Company’s long-lived assets are held within the United States.
Income Taxes:

46| December 30, 2023 Form 10-K

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
Interest and penalties related to income taxes are included in (benefit) expense for income taxes.
Contingent Consideration:
Contingent consideration relates to the potential payment for an acquisition that is contingent upon the achievement of the acquired business meeting certain product development milestones and/or certain financial performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred. The estimated fair value of the contingent consideration was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The assumptions utilized in the calculation based on financial performance milestones include projected revenue, volatility and discount rates. For potential payments related to product development milestones, we estimated the fair value based on the probability of achievement of such milestones. The assumptions utilized in the calculation of the acquisition date fair value include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.
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
Retirement Benefits:
Certain employees of the Company are covered under a profit-sharing and retirement savings plan. The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of the employee's compensation. In addition, the plan allows for an optional annual contribution in amounts authorized by the Board of Directors, subject to the terms and conditions of the plan.
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
Retirement benefit costs were $4,315, $4,055, and $4,218 in the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.

47| December 30, 2023 Form 10-K

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
The following table disaggregates our revenue by product category. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 30, 2023
Fastening and Hardware	$865,212	$—	$140,699	$1,005,911
Personal Protective	209,407	—	6,997	216,404
Keys and Key Accessories	—	193,212	8,711	201,923
Engraving and Resharp	—	52,188	51	52,239
Consolidated	$1,074,619	$245,400	$156,458	$1,476,477

Year Ended December 31, 2022
Fastening and Hardware	$834,210	$—	$155,362	$989,572
Personal Protective	234,524	—	8,926	243,450
Keys and Key Accessories	—	189,364	7,625	196,989
Engraving and Resharp	—	56,269	48	56,317
Consolidated	$1,068,734	$245,633	$171,961	$1,486,328

Year Ended December 25, 2021
Fastening and Hardware	$740,058	$—	$149,196	$889,254
Personal Protective	277,536	—	7,716	285,252
Keys and Key Accessories	—	187,608	4,888	192,496
Engraving and Resharp	—	58,886	79	58,965
Consolidated	$1,017,594	$246,494	$161,879	$1,425,967

48| December 30, 2023 Form 10-K

The following table disaggregates our revenue by geographic location:

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 30, 2023
United States	$1,062,045	$245,400	$—	$1,307,445
Canada	—	—	156,458	156,458
Mexico	12,574	—	—	12,574
Consolidated	$1,074,619	$245,400	$156,458	$1,476,477

Year Ended December 31, 2022
United States	$1,054,831	$245,633	$—	$1,300,464
Canada	—	—	171,961	171,961
Mexico	13,903	—	—	13,903
Consolidated	$1,068,734	$245,633	$171,961	$1,486,328

Year Ended December 25, 2021
United States	$1,004,750	$246,494	$—	$1,251,244
Canada	—	—	161,879	161,879
Mexico	12,844	—	—	12,844
Consolidated	$1,017,594	$246,494	$161,879	$1,425,967

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
Canada revenues consist primarily of the delivery to Canadian customers of fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, personal protective equipment, and identification items as well as in-store merchandising services for the related product category. In the first quarter of 2023, the Company realigned its Canada segment to include the Canada portions of the Protective Solutions and MinuteKey businesses, which are now operating under the Canada segment leadership team. Previously, the results of the Canada portion of the Protective Solutions business were reported in the Hardware and Protective Solutions segment and the Canada portion of the MinuteKey business was reported in the Robotics and Digital Solutions segment and were operating under those respective segment leadership teams.
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

49| December 30, 2023 Form 10-K

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
Shipping and handling costs were $53,288, $59,911, and $60,991 in the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.
Research and Development:
The Company expenses research and development costs, which are included in selling, warehouse, general, and administrative (“SG&A”) expenses on the Company's Consolidated Statements of Comprehensive Loss; consisting primarily of internal wages and benefits in connection with improvements to the fastening products along with the key duplicating and engraving machines. The Company's research and development costs were $2,562, $2,349, and $2,442 in the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.
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

50| December 30, 2023 Form 10-K

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

51| December 30, 2023 Form 10-K

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

52| December 30, 2023 Form 10-K

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

4. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. As of December 30, 2023, the Company does not have any receivables, hedging relationships, lease agreements, or debt agreements that reference LIBOR or another reference rate expected to be discontinued. On June 30, 2023, we amended and restated our term loan and interest rate swap agreements. As a result of those amendments, our floating rate debt no longer references a LIBOR based benchmark rate.
In January 2021, FASB issued ASU 2021-01, Reference Rate Reform to expand the scope of ASU 2020-04 by allowing an entity to apply the optional expedients, by stating that a change to the interest rate used for margining, discounting or contract price alignment for a derivative is not considered to be a change to the critical terms of the hedging relationship that requires designation. The entity may apply the contract modification relief provided in ASU 2020-04 and continue to account for the derivative in the same manner that existed prior to the changes resulting from reference rate reform or the discounting transition. As of December 30, 2023, the Company does not have any receivables, hedging relationships, lease agreements, or debt agreements that reference LIBOR or another reference rate expected to be discontinued. On June 30, 2023, we amended and restated our term loan and interest rate swap agreements. As a result of those amendments, our floating rate debt no longer references a LIBOR based benchmark rate.
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

53| December 30, 2023 Form 10-K

This update is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to 1) the recognition of an acquired contract liability, and 2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment is effective on December 15, 2022. The Company has evaluated the impact provided by the new standard and the standard did not have a material impact on its financial statements.
On March 28, 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging which clarifies the guidance in ASC Topic 815, Derivatives and Hedging on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 which established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the "portfolio layer'' method. Under current guidance, the last-of-layer method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and non-prepayable financial assets. The amendment is effective for fiscal years beginning after December 15, 2022. The Company has evaluated the impact provided by the new standard and the standard did not have a material impact on its financial statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50) to enhance the transparency of supplier finance programs. The amendments in this update apply to all entities that use supplier finance programs in connection with the purchase of goods and services. Supplier finance programs include reverse factoring, payables finance, or structured payables arrangements that allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date. The amendments in this update require that a buyer in a supplier finance program disclose sufficient information about the program including the program’s nature and activity during the period, changes from period to period, and potential magnitude as well as disclosure of the qualitative and quantitative information about its supplier finance programs. The amendments in this update are effective for fiscal years beginning after December 15, 2022 and should be applied retrospectively to each period in which a balance sheet is presented. The amendment on roll forward information is effective for fiscal years beginning after December 15, 2023, which should be applied prospectively. Company has evaluated the impact provided by the new standard and the standard did not have a material impact on its financial statements.
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assists in assessing potential future cash flows. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact provided by the new standard.
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments on Income Tax Disclosures are effective for fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact provided by the new standard.

5. RELATED PARTY TRANSACTIONS
Hillman, Jefferies Financial Group Inc., certain other financial sponsors, certain CCMP affiliated investors and certain Oak Hill affliated investors entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the parties to the A&R Registration Rights Agreement agreed not to effect any sale or distribution of any equity securities of Hillman held by any of them during the lock-up period described therein and were granted certain registration rights with respect to their respective shares of Hillman common stock, in each case, on the terms and subject to the conditions therein. Richard Zannino and Joe Scharfenberger, both partners at CCMP, were members of our Board at the time Hillman entered into the A&R Registration Rights Agreement. Mr. Zannino and Mr. Scharfenberger each resigned from the

54| December 30, 2023 Form 10-K

Hillman Board in May 2023 following CCMP's complete exit of its investment in Hillman during the second quarter of 2023. Another director, Teresa Gendron, was the CFO of Jefferies Financial Group Inc. until March 2023. Additionally, Oak Hill owned in excess of 5% of the Company’s outstanding securities at certain times in fiscal 2022.
The Company recorded aggregate management fee charges and expenses from CCMP and Oak Hill Funds of $270 for the year ended December 25, 2021. Subsequent to the Merger, the Company is no longer being charged management fees, see Note 3 - Merger Agreement for additional details.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. Rental expense for the lease of this facility was $205 and $351 for the years ended December 31, 2022 and December 25, 2021, respectively. The building was sold to a third party in 2022 and is an arm's length transaction from the date of sale forward.
Sales to related parties, which are included in net sales, consist primarily of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $1,583 and $687 for the years ended December 30, 2023 and December 31, 2022, respectively. There were no such sales made during 2021.

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
Other Acquisitions
On March 7, 2022, the Company completed its acquisition of the Irvine, California-based Monkey Hook, LLC ("Monkey Hook") for a total purchase price of $2,800, which includes $300 in hold-back that remained payable to the seller as of December 31, 2022. During the first quarter of 2023, the hold-back of $300 was paid to satisfy the full purchase price. Monkey Hook products are designed to hang artwork on drywall where no stud is present. Monkey Hook sells its products throughout North America and its financial results reside in the Company's

55| December 30, 2023 Form 10-K

Hardware and Protective Solutions reportable segment and have been determined to be immaterial for purposes of additional disclosure.
On December 5, 2023, the Company completed its acquisition of Ajustlock, an innovative adjustable barrel bolt lock used on gates, doors or windows which self-adjusts vertically to eliminate door shift issues, for a total purchase price of $1,400, which includes a $100 hold-back payable to the seller. Ajustlock sells its products throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment and have been determined to be immaterial for purposes of additional disclosure.

7. INCOME TAXES
Loss before income taxes are comprised of the following components for the periods indicated:

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended December 25, 2021
United States based operations	$(17,902)	$(32,817)	$(56,597)
Non-United States based operations	10,520	18,150	6,481
Loss before income taxes	$(7,382)	$(14,667)	$(50,116)

Below are the components of the Company's income tax expense (benefit) for the periods indicated:

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended December 25, 2021
Current:
Federal & State	$4,713	$1,838	$894
Foreign	2,642	177	746
Total current	7,355	2,015	1,640
Deferred:
Federal & State	(5,059)	(4,648)	(13,651)
Foreign	(38)	4,406	664
Total deferred	(5,097)	(242)	(12,987)
Valuation allowance	(51)	(4)	(437)
Income tax expense (benefit)	$2,207	$1,769	$(11,784)

The Company has U.S. federal net operating loss (“NOL”) carryforwards totaling $35,938 as of December 30, 2023 that are available to offset future taxable income. The remaining NOL can be carried forward indefinitely but is subject to an 80% taxable income limitation. $4,921 of the remaining U.S. federal NOLs were acquired with the MinuteKey purchase in 2018. The MinuteKey NOLs are subject to limitation under IRC §382 from current and prior ownership changes. Management anticipates utilizing all U.S. federal NOLs prior to their expiration.
The Company has state NOL carryforwards with an aggregate tax benefit of $2,411 which expire from 2023 to 2042.
The Company has $1,035 of general business tax credit carryforwards which expire from 2026 to 2041. A valuation allowance of $210 has been maintained for a portion of these tax credits. The Company has $82 of foreign tax credit carryforwards which expire from 2023 to 2026. A full valuation allowance has been established for these credits given insufficient foreign source income projections.
The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 30, 2023 and December 31, 2022:

56| December 30, 2023 Form 10-K

	December 30, 2023	December 31, 2022
	Non-current	Non-current
Deferred Tax Asset:
Inventory	$21,807	$12,786
Bad debt and other sales related reserves	1,918	1,868
Casualty loss reserve	651	606
Accrued bonus / deferred compensation	9,628	6,458
Interest limitation	26,247	37,709
Lease liabilities	25,690	19,843
Deferred revenue - shipping terms	319	354
Transaction costs	1,536	1,701
Deferred financing fees	949	867
Federal / foreign net operating loss	7,363	16,477
State net operating loss	2,411	3,793
Tax credit carryforwards	1,219	2,274
All other	2,404	1,487
Gross deferred tax assets	102,142	106,223
Valuation allowance for deferred tax assets	(292)	(1,030)
Net deferred tax assets	$101,850	$105,193
Deferred Tax Liability:
Intangible asset amortization	$178,025	$192,989
Property and equipment	29,875	28,647
Lease assets	23,903	18,129
Derivative security value	1,599	5,519
Deferred tax liabilities	$233,402	$245,284
Net deferred tax liability	$131,552	$140,091

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
The Company historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested based on access to sufficient liquidity within the United States, as well as plans for use and investment outside of the United States. As such, the Company did not provide for income taxes on undistributed earnings and other outside basis differences of its Canadian and Mexican subsidiaries. In 2023, the Company reevaluated its assertion and determined it no longer intends to indefinitely reinvest its non-U.S. undistributed earnings. In 2023, the Company repatriated funds from its Canadian subsidiary and recorded an associated withholding tax expense of $1,484. The Company has determined that the remaining undistributed earnings as of the reporting date can be repatriated without incurring further withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. Any tax implications of future year remittances are expected to result from future year earnings.

57| December 30, 2023 Form 10-K

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended December 25, 2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Non-U.S. taxes	(12.5)%	(7.1)%	(1.3)%
State and local income taxes, net of U.S. federal income tax benefit	0.2%	2.9%	2.9%
Change in valuation allowance	—%	—%	0.9%
Adjustment for change in tax law	—%	5.4%	—%
Acquisition and related transaction costs	(3.8)%	(2.7)%	(2.2)%
Decrease in fair value of warrant liability	—%	—%	6.2%
Meals & Entertainment	(2.7)%	(0.1)%	(0.2)%
Withholding taxes	(20.1)%	—%	—%
Impact of foreign currency	3.3%	—%	—%
Global Intangible Low-Taxed Income ("GILTI")	—%	(24.4)%	(0.5)%
Reconciliation of tax provision to return	(1.4)%	(0.2)%	(1.7)%
Non-deductible compensation	(13.3)%	(6.4)%	(1.9)%
Reconciliation of other adjustments	(0.6)%	(0.5)%	0.3%
Effective income tax rate	(29.9)%	(12.1)%	23.5%
The Company's reserve for unrecognized tax benefits remains unchanged for the year ended December 30, 2023. A balance of $1,101 of unrecognized tax benefit is shown in the financial statements at December 30, 2023 as a reduction of the deferred tax asset for the Company's NOL carryforward.
The following is a summary of the changes for the periods indicated below:

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended December 25, 2021
Unrecognized tax benefits - beginning balance	$1,101	$1,101	$1,101
Gross increases - tax positions in current period	—	—	—
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Unrecognized tax benefits - ending balance	$1,101	$1,101	$1,101
Amount of unrecognized tax benefit that, if recognized would affect the Company's effective tax rate	$1,101	$1,101	$1,101
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. The Company is under audit in Canada. The audit is in the beginning phase. There are no other significant audits for the period ended December 30, 2023. In general, our income tax returns for the years from 2008 through the current year remain open to examination by federal and state taxing authorities. In addition, our tax years of 2015 through current year remain open and subject to examination by tax authorities in certain foreign jurisdictions in which we have operations.

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

58| December 30, 2023 Form 10-K

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
As of December 25, 2021, the Company exercised and redeemed all of its warrants generating cash proceeds of $8 and cash paid of $47 and issuing 6,365 shares of Common Stock. Public and private warrant exercise activity and underlying Common Stock issued or surrendered for the year ended December 25, 2021 is:

59| December 30, 2023 Form 10-K

	Public Warrants	Private Warrants	Total
Beginning balance as of July, 14 2021	16,666,628	8,000,000	24,666,628
Shares issued for cash exercises	(666)	—	(666)
Shares issued for cashless exercises	(16,199,169)	(8,000,000)	(24,199,169)
Shares redeemed by the Company	(466,793)	—	(466,793)
Ending balance as of December 25, 2021	—	—	—

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

	December 30, 2023	December 31, 2022
Revolving loans	$—	$72,000
Senior Term Loan, due 2028	751,852	840,363
Finance leases & other obligations	9,097	6,406
	$760,949	$918,769
Unamortized discount on Senior Term Loan	(4,087)	(5,012)
Current portion of long term debt and finance leases	(9,952)	(10,570)
Deferred financing fees	(15,202)	(18,551)
Total long term debt, net	$731,708	$884,636
2023 Conversion of Debt from LIBOR Interest Rate to SOFR Interest Rate
The Company's debt instruments are subject to interest rate adjustments that were initially based on the London Interbank Offered Rate ("LIBOR"). However, due to the discontinuation of LIBOR as a benchmark rate and the industry's transition to the Secured Overnight Financing Rate (SOFR), the Company has undertaken the necessary steps to convert its debt from LIBOR interest rate to SOFR interest rate. On June 30, 2023, the Company amended the term loan credit agreement to change the benchmark rate from LIBOR to SOFR.
The interest rate for the term loan is, at the discretion of the Company, (i) term SOFR plus a margin varying from 2.50% to 2.75% per annum based on leverage, plus a credit spread adjustment varying between 0.11% to 0.43%, depending on the SOFR tenor selected; or (ii) an alternate base rate plus a margin varying from 1.50% to 1.75% per annum based on leverage.
Revolving Loans and Term Loans
As of December 30, 2023, the ABL Revolver did not have an outstanding balance, and had outstanding letters of credit of $40,890. The Company has $246,838 of available borrowings under the revolving credit facility as a source of liquidity as of December 30, 2023 based on the customary asset-backed loan borrowing base and availability provisions.
In August 2023, the Company made a $80.0 million prepayment against the outstanding term loan balance without payment of a premium or penalty.
On July 29, 2022, the Company amended the asset-based revolving credit agreement (the “ABL Revolver") with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto (the “ABL Credit Agreement”), increasing the aggregate commitments thereunder to $375.0 million and extended the maturity. Portions of the ABL Agreement are separately available for borrowing by the Company's United States subsidiary and Canadian subsidiary for $325.0 million and $50.0 million, respectively. The interest rate for the ABL Revolver is, at the discretion of the Company, adjusted SOFR (or a Canadian banker’s acceptance rate in the case of Canadian Dollar loans) plus a margin varying from 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian Dollar loans), plus a margin varying from 0.25% to 0.75% per annum based on availability, plus a 0.10% credit spread adjustment. The stated maturity date of the revolving credit commitments under the ABL Credit Agreement is July 29, 2027. The loans and other amounts outstanding under the ABL Credit Agreement and related documents are guaranteed by Hillman Solutions

60| December 30, 2023 Form 10-K

Corp., and, subject to certain exceptions, the Borrower’s wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the guarantors’ assets plus, solely in the case of the Canadian Borrower, its and its wholly-owned Canadian subsidiary’s assets, which is guaranteed by the Canadian portion under the ABL Credit Agreement.
On April 16, 2021, the Company acquired Oz Post International, LLC ("OZCO"). The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35,000 of incremental term loan funds to be used to finance the acquisition. See Note 6 - Acquisitions for additional information regarding the OZCO acquisition.
The aggregate minimum principal maturities of the long-term debt obligations for each of the five years following December 30, 2023 are as follows:

Year	Amount
2024	$7,152
2025	6,806
2026	6,823
2027	8,661
2028	8,510
Thereafter	715,685
Total	$753,637
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
The interest rate on the Term Credit Agreement is, at the discretion of the Company, either the adjusted London Interbank Offered Rate ("LIBOR") rate plus a margin varying from 2.50% and 2.75% per annum or an alternate base rate plus a margin varying from 1.50% to 1.75% per annum. The Term Credit Agreement is payable in installments equal to 0.25% of the original principal amount and delayed draw with a balloon payment due on the maturity date of July 14, 2028. The term loans and other amounts outstanding under the Term Credit Agreement are guaranteed by the Company's wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the Guarantors' assets. The delayed draw term loan facility under the Term Credit Agreement may be used to finance permitted acquisitions and similar investments and to replenish cash and repay revolving credit loans previously used for permitted acquisitions. As of July 2023, the delayed draw term loan facility expired and is no longer accumulating interest expense.
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

61| December 30, 2023 Form 10-K

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

62| December 30, 2023 Form 10-K

terminate the lease when it is reasonably certain the Company will exercise the option. The Company's leasing arrangements do not contain material residual value guarantees nor material restrictive covenants.
The components of operating and finance lease costs for the years ended December 30, 2023, December 31, 2022 and December 25, 2021 were as follows:

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended December 25, 2021
Operating lease costs	$21,451	$19,670	$20,860
Short term lease costs	5,534	6,960	4,827
Variable lease costs	847	2,028	1,496
Finance lease costs:
Amortization of right of use assets	2,570	1,563	914
Interest on lease liabilities	285	122	123
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $27,832, $28,658 and $27,183 in the years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases as of December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.33	2.95	6.13	2.65
Weighted average discount rate	7.04%	5.38%	7.22%	2.99%
Supplemental balance sheet information related to the Company's finance leases as of December 30, 2023 and December 31, 2022:

	December 30, 2023	December 31, 2022
Finance lease assets, net, included in property plant and equipment	$7,166	$4,540

Current portion of long-term debt	2,800	1,862
Long-term debt, less current portion	4,512	2,767
Total principal payable on finance leases	$7,312	$4,629

Supplemental cash flow information related to our operating leases was as follows for the years ended December 30, 2023 and December 31, 2022:

	Year Ended December 30, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$20,614	$19,377
Operating cash outflow from finance leases	267	119
Financing cash outflow from finance leases	2,410	1,470

63| December 30, 2023 Form 10-K

As of December 30, 2023, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of December 30, 2023:

	Operating Leases	Finance Leases
Less than one year	$20,373	$3,127
1 to 2 years	19,635	2,539
2 to 3 years	19,039	1,461
3 to 4 years	16,989	535
4 to 5 years	14,777	272
After 5 years	25,589	16
Total future minimum rental commitments	116,402	7,950
Less - amounts representing interest	(22,001)	(638)
Present value of lease liabilities	$94,401	$7,312

Lessor
The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
11. DEFERRED COMPENSATION PLAN
The Company maintains a deferred compensation plan for key employees (the “Nonqualified Deferred Compensation Plan” or “NQDC”). The NQDC was frozen at the end of fiscal 2021 such that the NQDC does not allow new contributions. The NQDC previously allowed eligible employees to defer up to 25% of salary and commissions and up to 100% of bonuses. Prior to 2021, the Company contributed a matching contribution of 25% on the first $10 of employee deferrals, subject to a five-year vesting schedule.
As of December 30, 2023 and December 31, 2022, the Company's Consolidated Balance Sheets included $818 and $1,155, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company's current and former employees. The current portion of the restricted investments was $18 and $17 as of December 30, 2023 and December 31, 2022, respectively, and is included in other current assets on the accompanying Consolidated Balance Sheets. The assets held in the NQDC are classified as an investment in trading securities, accordingly, the investments are marked-to-market, see Note 16 - Fair Value Measurements for additional detail.
During the years ended December 30, 2023, December 31, 2022, and December 25, 2021, distributions from the deferred compensation plan aggregated $537, $228, and $633, respectively.
12. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
Hillman Solutions Corp. has one class of common stock.
Accumulated Other Comprehensive Loss
The following is the detail of the change in the Company's accumulated other comprehensive loss from December 26, 2020 to December 30, 2023 including the effect of significant reclassifications out of accumulated other comprehensive loss (net of tax):

64| December 30, 2023 Form 10-K

Accumulated Other Comprehensive Loss
Balance at December 26, 2020	$(29,388)
Other comprehensive income before reclassifications	1,849
Amounts reclassified from other comprehensive income¹	385
Net current period other comprehensive income	2,234
Balance at December 25, 2021	(27,154)
Other comprehensive income before reclassifications	10,524
Amounts reclassified from other comprehensive income²	(4,394)
Net current period other comprehensive income	6,130
Balance at December 31, 2022	(21,024)
Other comprehensive income before reclassifications	8,812
Amounts reclassified from other comprehensive income[3]	(15,608)
Net current period other comprehensive loss	(6,796)
Balance at December 30, 2023	$(27,820)
1.In the year December 25, 2021, the Company obtained and amended its interest rate swap agreements to hedge against effective cash flows (i.e. interest payments) on floating-rate debt associated with the Company's new Term Credit Agreement. In accordance with ASC 815, derivatives designated and that qualify as cash flow hedges of interest rate risk record the associated gain or loss within other comprehensive income. For the year ended December 25, 2021, the Company deferred a gain of $2,982, reclassified a loss of $385 and a net of tax of $850 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 15 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the year ended December 31, 2022, the Company deferred a gain of 22,711, reclassified a gain of $4,394 and a net of tax of 4,631 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 15 - Derivatives and Hedging for additional information on the interest rate swaps.
3.For the year ended December 30, 2023, the Company deferred a gain of $125, reclassified a gain of $15,608 including tax expense of $3,886 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 15 - Derivatives and Hedging for additional information on the interest rate swaps.
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

65| December 30, 2023 Form 10-K

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
A summary of the stock option activity under the 2014 Equity Inventive Plan for the year ended December 30, 2023 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Exercise Price per Share (in whole dollars)	Weighted Avg. Remaining Contractual Term
Outstanding at December 31, 2022	12,537	$8.14	6.23 years
Granted	—
Exercised	(77)
Forfeited or expired	(477)
Outstanding at December 30, 2023	11,983	$8.09	5.09 years
Exercisable at December 30, 2023	9,250	$8.22	5.27 years
In fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, 77, 182, and 435 options were exercised, respectfully.
Stock option compensation expense of $3,504, $8,144, and $13,634 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively. As of December 30, 2023, there was $1,629 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 0.50 years.
The weighted-average grant-date fair value of share options granted during the year 2021 was $3.23. The total intrinsic value of share options exercised during the years ended 2023, 2022, and 2021 was $162, $893, and $1,594, respectively.
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
There were no restricted stock award activity under the 2014 Equity Incentive Plan for the year ended December 30, 2023. Restricted stock compensation expense of $346 and $624 was recognized in the

66| December 30, 2023 Form 10-K

accompanying Consolidated Statements of Comprehensive Loss for the fiscal years ended December 31, 2022, and December 25, 2021, respectively.
Restricted Stock Units
The Restricted Stock Units ("RSUs") granted to employees for service generally vest after three years, subject to continued employment.
A summary of the restricted stock unit activity under the 2014 Equity Incentive Plan for the year ended December 30, 2023 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 31, 2022	212	$10.00
Granted	—
Vested	—
Forfeited or expired	(13)
Outstanding at December 30, 2023	199	$10.00
Restricted stock compensation expense of $582, $357 and $661 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively. As of December 30, 2023, there was $55 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 0.13 years.
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
The following table summarizes the key assumptions used in the valuation model for valuing the Company's stock compensation awards under the 2021 Equity Incentive Plan:

Dividend yield	0%
Risk free interest rate	1.71%	-	4.15%
Expected volatility	30.00%	-	35.00%
Expected terms	6.25 years
Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on specified targets such as Company performance and Company stock price hurdles.
A summary of the stock option activity under the 2021 Equity Inventive Plan for the year ended December 30, 2023 is presented below (share amounts in thousands):

67| December 30, 2023 Form 10-K

	Number of Shares	Weighted Avg. Exercise Price per Share (in whole dollars)	Weighted Avg. Remaining Contractual Term
Outstanding at December 31, 2022	751	$9.98	9.08 years
Granted	666
Exercised	—
Forfeited or expired	(30)
Outstanding at December 30, 2023	1,387	$9.39	8.62 years
Exercisable at December 30, 2023	180	$9.98	8.09 years
In fiscal years ended December 30, 2023 and December 31, 2022, no options were exercised.
Stock option compensation expense of $1,124 and $543 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the years ended December 30, 2023 and December 31, 2022. In December 25, 2021 there was not any stock compensation expense. As of December 30, 2023, there was $3,237 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 1.43 years.
The weighted-average grant-date fair value of share options granted during the years 2023 was $3.73.
Restricted Stock Units
The RSUs granted to employees for service generally vest after three years, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date or the date of the annual meeting following the grant date, whichever is earlier.
A summary of the restricted stock unit activity under the 2021 Equity Incentive Plan for the year ended December 30, 2023 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 31, 2022	1,109	$9.85
Granted	1,472
Vested	(72)
Forfeited or expired	(72)
Outstanding at December 30, 2023	2,437	$9.11
Restricted stock compensation expense of $6,440, $3,810 and $336 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively. As of December 30, 2023, there was $12,937 of unrecognized compensation expense for unvested common stock options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 1.18 years.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. For the years ended December 30, 2023 and December 31, 2022, there was approximately $355 and $314 of compensation expense related to the ESPP.

68| December 30, 2023 Form 10-K

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

	Year Ended December 30, 2023
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(9,589)	194,722	$(0.05)
Dilutive effect of stock options and awards	—	—	—
Dilutive effect of warrants	—	—	—
Net loss per diluted common share	$(9,589)	194,722	$(0.05)

	Year Ended December 31, 2022
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(16,436)	194,249	$(0.08)
Dilutive effect of stock options and awards	—	—	—
Dilutive effect of warrants	—	—	—
Net loss per diluted common share	$(16,436)	194,249	$(0.08)

	Year Ended December 25, 2021
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(38,332)	134,699	$(0.28)
Dilutive effect of stock options and awards	—	—	—
Dilutive effect of warrants	—	—	—
Net loss per diluted common share	$(38,332)	134,699	$(0.28)
Stock options and awards outstanding totaling 5,874, 5,896 and 1,886 were excluded from the computation for the years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively, as they would have had an antidilutive effect under the treasury stock method. Warrants of 10,540 were excluded from the computation for the year ended December 25, 2021 as they would have had an antidilutive effect under the treasury stock method.
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
Interest Rate Swap Agreements

69| December 30, 2023 Form 10-K

On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 1") for a notional amount of $144,000. The forward start date of the 2021 Swap 1 was July 30, 2021 and the termination date is July 31, 2024. Originally, the 2021 Swap 1 has a determined pay fixed interest rate of 0.75%. As of June 30, 2023 the Company modified the terms of the swaps to replace the LIBOR-based reference rates with SOFR-based reference rates, in accordance with the respective swap agreements and market conventions. This modification resulted in a determined pay fixed interest rate of 0.74%. In accordance with ASC 815, the Company determined the 2021 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive (loss) income within the Company's Statement of Comprehensive Loss and the deferred gains or losses are reclassified out of other comprehensive (loss) income into interest expense in the same period during which the hedged transactions affect earnings.
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 2") for a notional amount of $216,000. The forward start date of the 2021 Swap 2 was July 30, 2021 and the termination date is July 31, 2024. Originally, the 2021 Swap 2 has a determined pay fixed interest rate of 0.76%. As of June 30, 2023 the Company modified the terms of the swaps to replace the LIBOR-based reference rates with SOFR-based reference rates, in accordance with the respective swap agreements and market conventions. This modification resulted in a determined pay fixed interest rate of 0.74%. In accordance with ASC 815, the Company determined the 2021 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive (loss) income within the Company's Statement of Comprehensive Loss and the deferred gains or losses are reclassified out of other comprehensive (loss) income into interest expense in the same period during which the hedged transactions affect earnings.
On December 19, 2023, the Company entered into an interest swap agreement ("2024 Swap 1") for a notional amount of $144,000. The forward start date of the 2024 Swap 1 is July 21, 2024 and the termination date is January 31, 2027. The 2024 Swap 1 has a determined pay fixed interest rate of 3.8%. In accordance with ASC 815, the Company determined the 2024 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive (loss) income within the Company's Statement of Comprehensive Loss and the deferred gains or losses are reclassified out of other comprehensive (loss) income into interest expense in the same period during which the hedged transactions affect earnings.
On December 19, 2023, the Company entered into an interest swap agreement ("2024 Swap 2") for a notional amount of $216,000. The forward start date of the 2024 Swap 2 was July 21, 2024 and the termination date is January 31, 2027. The 2024 Swap 2 has a determined pay fixed interest rate of 3.62%. In accordance with ASC 815, the Company determined the 2024 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive (loss) income within the Company's Statement of Comprehensive Loss and the deferred gains or losses are reclassified out of other comprehensive (loss) income into interest expense in the same period during which the hedged transactions affect earnings.
The following table summarizes the Company's derivatives financial instruments:

	Asset Derivatives			Liability Derivatives
		As of December 30, 2023	As of December 31, 2022		As of December 30, 2023	As of December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other current/ non-current assets	$3,560	$8,705	Other accrued expenses	$—	$—
2021 Swap 2	Other current/ non-current assets	5,336	13,044	Other accrued expenses	—	—
2024 Swap 1	Other current assets	207	—	Other non-current liabilities	(1,613)	—
2024 Swap 2	Other current assets	436	—	Other non-current liabilities	(1,660)	—
Total hedging instruments		$9,539	$21,749		$(3,273)	$—
During 2024, the Company estimates that an additional $9,619 will be reclassified as a decrease to interest expense/income. Additional information with respect to the fair value of derivative instruments is included in Note 16 - Fair Value Measurements.

70| December 30, 2023 Form 10-K

Foreign Currency Forward Contracts
During fiscal 2022 and 2021 the Company entered into multiple foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar. As of December 30, 2023, the Company did not have any foreign currency forward contracts.
The total notional amount of contracts outstanding was C$2,692 as of December 31, 2022. The total fair value of the foreign currency forward contracts was $12 as of December 31, 2022, and was reported on the accompanying Consolidated Balance Sheets in other current liabilities. An increase in other income of $95 and $331 was recorded in the Consolidated Statements of Comprehensive Loss for the change in fair value during year ended December 31, 2022 and December 25, 2021, respectfully.
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
The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 30, 2023
	Level 1	Level 2	Level 3	Total
Trading securities	$818	$—	$—	$818
Interest rate swaps	—	6,266	—	6,266
Contingent consideration payable	—	—	4,895	4,895

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Trading securities	$1,155	$—	$—	$1,155
Interest rate swaps	—	21,749	—	21,749
Contingent consideration payable	—	—	11,063	11,063
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying Consolidated Balance Sheets.

71| December 30, 2023 Form 10-K

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of December 30, 2023 and December 31, 2022, the Company's interest rate swaps were recorded on the accompanying Consolidated Balance Sheets in accordance with ASC 815.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of December 30, 2023 and December 31, 2022, the foreign exchange forward contracts were included in other current liabilities on the accompanying Consolidated Balance Sheets. As of December 30, 2023 and December 31, 2022, the Company's foreign exchange forward contracts were immaterial for disclosure.
The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 in which the maximum payout for the contingent consideration is $25.0 million plus 1.8% of net knife-sharpening revenues for five years after the $25.0 million is fully paid and the Instafob acquisition in the first quarter of 2020 where payment is based on 5% of the net sales from 2020 through 2022 plus 1% of net sales from 2023 through 2029. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. The current and non-current portions of these obligations are reported separately on the Consolidated Balance Sheets as other accrued expense and other non-current liabilities, respectively. Subsequent changes in the fair value of the contingent consideration liabilities, as determined by using a simulation model of the Monte Carlo analysis that includes updated projections applicable to the liability, are recorded within other expense (income), net in the Consolidated Statements of Comprehensive Loss.
The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for Resharp and Instafob as of December 30, 2023.

	Resharp		Instafob
	Other accrued expense	Other non-current liabilities	Other accrued expense	Other non-current liabilities	Total
Fair value as of December 31, 2022	$271	$9,729	$922	$141	$11,063
Fair value of cash consideration paid	(219)	—	(1,013)	—	(1,232)
Change in fair value of contingent consideration	148	(5,129)	107	(62)	(4,936)
Fair value as of December 30, 2023	$200	$4,600	$16	$79	$4,895
Cash, restricted investments, accounts receivable, short-term borrowings and accounts payable are reflected in the Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at December 30, 2023 and December 31, 2022, as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at December 30, 2023 and December 31, 2022 because, while subject to a minimum SOFR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
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

72| December 30, 2023 Form 10-K

Company completed restructuring related activities in our Canada segment in 2021. Charges incurred in part of the Canada Restructuring Plan included:

Year Ended December 25, 2021
Facility consolidation (1)
Inventory valuation adjustments	$—
Labor expense	—
Consulting and legal fees	26
Other expense	5
Rent and related charges	—
Severance	466
Total	$497
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
The following represents the roll forward of restructuring reserves for the year ended December 30, 2023:

Severance and related expense
Balance as of December 25, 2021	$339
Restructuring charges	—
Cash paid	(182)
Balance as of December 31, 2022	$157
Restructuring charges	—
Cash paid	(157)
Balance as of December 30, 2023	$—
During the year ended December 30, 2023, the Company paid approximately $157 in severance related to the Canada Restructuring Plan.
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

Year Ended December 25, 2021
Management realignment & integration
Severance	$111
Facility closures
Severance	—
Inventory valuation adjustments	—
Other	319
Total	$430
The following represents a roll forward of the restructuring reserves for the year ended December 30, 2023:

73| December 30, 2023 Form 10-K

Severance and related expense
Balance as of December 26, 2020	$825
Restructuring charges	111
Cash paid	(936)
Balance as of December 25, 2021	$—

During the years ended December 30, 2023 and December 31, 2022, the Company did not have severance or related expense related to the United States Restructuring Plan.

18. COMMITMENTS AND CONTINGENCIES
Cybersecurity Incident
In late May 2023, the Company experienced a ransomware attack relating to certain systems on its network (the “Cybersecurity Incident”). The Company promptly initiated an investigation, engaged the services of cyber-security experts and outside advisors and worked with appropriate law enforcement authorities to contain, assess and remediate the Cybersecurity Incident.
The Cybersecurity Incident affected certain information technology systems. As part of the containment effort, affected systems were suspended and the Company elected to temporarily suspend additional systems in an abundance of caution. The Company reactivated and restored its operational systems over the course of the week following the Cybersecurity Incident. The Cybersecurity Incident related costs net of an expected insurance receivable totaled $1.0 million. System remediation efforts regarding the Cybersecurity Incident have concluded as of December 30, 2023.
The Company expects to incur ongoing costs related to costs for ongoing efforts to enhance data security in response to ongoing developments in the cybersecurity landscape.
Insurance Coverage
The Company self-insures our general liability including products liability, automotive liability, and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's third-party risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,593 recorded for such risk insurance reserves is adequate as of December 30, 2023.
As of December 30, 2023, the Company has provided certain vendors and insurers letters of credit aggregating $40,890 related to our product purchases and insurance coverage of product liability, workers' compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,851 recorded for such group health insurance reserves is adequate as of December 30, 2023.
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

74| December 30, 2023 Form 10-K

for certain nails products sourced from Asian countries. The Company sourced products under review from vendors in China and Taiwan during the periods selected for review. The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated.
Litigation
As of December 30, 2023, the Company is involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on the consolidated financial condition, results of operations, or cash flows.
Hy-Ko Litigation
On June 1, 2021, Hy-Ko Products Company LLC ("Hy-Ko"), a manufacturer of key duplication machines, filed a complaint for, among other things, patent infringement against Hillman Group in the United States District Court for the Eastern District of Texas (Marshall Division). The case was assigned Civil Action No. 2:21-cv-0197. Hy-Ko's complaint alleged that Hillman's KeyKrafter and PKOR key duplication machines infringed certain patents, and sought damages and injunctive relief against the Hillman Group.
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

19. STATEMENT OF CASH FLOWS
Supplemental disclosures of cash flows information are presented below:

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended December 25, 2021
Cash paid during the period for:
Interest on junior subordinated debentures	$—	$—	$7,542
Interest	55,872	55,829	64,522
Income taxes, net of refunds	5,356	2,993	2,500
As of December 30, 2023, capital expenditures recorded in accounts payable totaled $1,186.

75| December 30, 2023 Form 10-K

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
For the year ended December 30, 2023, the largest two customers accounted for 43.4% of total revenues and 34.1% of the year-end accounts receivable balance. For the year ended December 31, 2022, the largest two customers accounted for 45.7% of total revenues and 40.2% of the year-end accounts receivable balance. No other customer accounted for more than 10% of the Company's accounts receivables in 2023, 2022, nor 2021.
In each of the years ended December 30, 2023, December 31, 2022, and December 25, 2021, the Company derived over 10% of its total revenues from two separate customers which operated in each of the operating segments. The following table presents revenue from each customer as a percentage of total revenue for each of the years ended:

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended December 25, 2021
Lowe's	20.1%	21.7%	20.6%
Home Depot	23.3%	24.0%	27.0%

21. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
The Company's segment reporting structure uses the Company's management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of December 30, 2023.
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

76| December 30, 2023 Form 10-K

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
In the first quarter of 2023, the Company realigned its Canada segment to include the Canada portions of the Protective Solutions and MinuteKey businesses, which are now operating under the Canada segment leadership team. Previously, the results of the Canada portion of the Protective Solutions business were reported in the Hardware and Protective Solutions segment and the Canada portion of the MinuteKey business was reported in the Robotics and Digital Solutions segment and were operating under those respective segment leadership teams.
The table below presents revenues and income from operations for the reportable segments for the years ended December 30, 2023, December 31, 2022, and December 25, 2021. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended December 25, 2021
Revenues
Hardware and Protective Solutions	$1,074,619	$1,068,734	$1,017,594
Robotics and Digital Solutions	245,400	245,633	246,494
Canada	156,458	171,961	161,879
Total revenues	$1,476,477	$1,486,328	$1,425,967
Segment Income from Operations
Hardware and Protective Solutions	$8,366	$20,742	$(14,650)
Robotics and Digital Solutions	42,953	3,541	21,761
Canada	9,609	15,610	3,203
Total segment income from operations	$60,928	$39,893	$10,314

22. SUBSEQUENT EVENTS
Koch Industries, Inc.
On January 11, 2024, the Company completed the acquisition of Koch Industries, Inc ("Koch"), a premier provider and merchandiser of rope and twine, chain and wire rope, and related hardware products for a total purchase price of $23,956. Koch has business operations throughout North America and its financial results will reside in the Company's Hardware and Protective Solutions reportable segment.

77| December 30, 2023 Form 10-K

Financial Statement Schedule:
Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

Deducted From Assets in Balance Sheet
Allowance for Doubtful Accounts
Ending Balance - December 26, 2020	$2,395
Additions charged to cost and expense	522
Deductions due to:
Others	(26)
Ending Balance - December 25, 2021	2,891
Additions charged to cost and expense	973
Deductions due to:
Others	(1,459)
Ending Balance - December 31, 2022	2,405
Additions charged to cost and expense	521
Deductions due to:
Others	(156)
Ending Balance - December 30, 2023	$2,770

78| December 30, 2023 Form 10-K

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
.

ITEM 9A – CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to Hillman Solutions Corp. required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.
Management has concluded that the company’s consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Management's Annual Report on Internal Control Over Financial Reporting
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

79| December 30, 2023 Form 10-K

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 30, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 30, 2023. Management's report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

80| December 30, 2023 Form 10-K

Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hillman Solutions Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hillman Solutions Corp. and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 22, 2024

81| December 30, 2023 Form 10-K

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as otherwise described above in this Item 9A.

ITEM 9B – OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Information required by this item is set forth under the captions Election of Directors, Information About Our Executive Officers, Delinquent Section 16(a) Reports, Code of Conduct and Ethics, and Committees of the Board of Directors in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”). That information is incorporated herein by reference.
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
Insider Trading Arrangements and Policies
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and certain contractors, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

82| December 30, 2023 Form 10-K

ITEM 11 – EXECUTIVE COMPENSATION.
Information required by this item is set forth under the captions Executive Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables, and Director Compensation in the 2024 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted-average exercise price of outstanding options and awards	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in common (a))
Equity Compensation plans approved by shareholders	16,006,912	9.49	4,573,181
Equity Compensation plans not approved by shareholders	—	—	—
Total	16,006,912	9.49	4,573,181
The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2024 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this Item is set forth in the sections entitled Certain Relationships and Related Party Transactions in the 2024 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our independent registered public accounting firm is Deloitte & Touche LLP, Cincinnati, OH, Auditor Firm ID: 34.
The information required by this Item is set forth in the section entitled Ratification of the Appointment of Independent Auditor in the 2024 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

83| December 30, 2023 Form 10-K

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

84| December 30, 2023 Form 10-K

10.11*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Hillman Solutions Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2023).

10.12*
Hillman Solutions Corp. Executive Severance Plan, dated November 2, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023).

10.13*
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

10.15*
Amendment to Employment Agreement between Scott Ride and The Hillman Group Canada ULC., dated June 10, 2015 (incorporated by reference to Exhibit 10.12 of The Hillman Companies, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2018)

10.16*
Employment Agreement between Gary Seeds and The Hillman Group, Inc., dated April 21, 2010, as amended by that certain Amendment to Employment Agreement, dated June 10, 2015 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).

10.17+
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

'10.18+
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

10.19+
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

10.20+
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

10.21+
Amendment No. 4 to the ABL Credit Agreement, dated as of April 25, 2023, by and among The Hillman Companies, Inc., The Hillman Group, Inc., The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2023).

10.22+
Amendment No. 1 to the Term Loan Credit Agreement, dated as of June 30, 2023, by and among The Hillman Companies, Inc., The Hillman Group, Inc., and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2023).

10.23+
Amended Term Loan Credit Agreement, dated July 14, 2021 and as amended as of June 30, 2023, by and among The Hillman Companies, Inc., The Hillman Group, Inc., the financial institutions party thereto as Lenders, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2023).

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

85| December 30, 2023 Form 10-K

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

10.33*
Hillman Solutions Corp. Non-Employee Director Deferred Compensation Program, adopted December 12, 2022, with respect to the Hillman Solutions Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2023).

19.1	Hillman Solutions Corp. Insider Trading Policy, Last Revised November 2, 2023 (filed herewith).
21.1	List of Subsidiaries (filed herewith). (As of December 30, 2023).
23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm for the Company (filed herewith).
23.2	Consent of KPMG LLP, prior year independent registered accounting firm for the Company (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	Hillman Solutions Corp. Compensation Recovery Policy, dated November 2, 2023 (filed herewith).
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements (filed herewith).

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

86| December 30, 2023 Form 10-K

ITEM 16 – FORM 10-K SUMMARY.
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN SOLUTIONS CORP.

Dated:	February 22, 2024	By:	/s/ Robert O. Kraft
Robert O. Kraft
		Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Douglas J. Cahill	Principal Executive Officer, Chairman and Director	February 22, 2024
Douglas J. Cahill
/s/ Robert O. Kraft	Principal Financial Officer	February 22, 2024
Robert O. Kraft
/s/ Anne S. McCalla	Chief Accounting Officer	February 22, 2024
Anne S. McCalla
/s/ Diana Dowling	Director	February 22, 2024
Diana Dowling
/s/ Teresa S. Gendron	Director	February 22, 2024
Teresa S. Gendron
/s/ Diane C. Honda	Director	February 22, 2024
Diane C. Honda
/s/ Aaron P. Jagdfeld	Director	February 22, 2024
Aaron P. Jagdfeld
/s/ Daniel O'Leary	Director	February 22, 2024
Daniel O'Leary
/s/ David A. Owens	Director	February 22, 2024
David A. Owens
/s/ John Swygert	Director	February 22, 2024
John Swygert
/s/ Philip K. Woodlief	Director	February 22, 2024
Philip K. Woodlief

87| December 30, 2023 Form 10-K