Form 10-Q
period 2024-03-30
Hillman Solutions Corp.
filed 2024-05-07
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On May 6, 2024, 196,040,729 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of March 30, 2024	As of December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$30,672	$38,553
Accounts receivable, net of allowances of $2,433 ($2,770 - 2023)	127,332	103,482
Inventories, net	404,060	382,710
Other current assets	25,130	23,235
Total current assets	587,194	547,980
Property and equipment, net of accumulated depreciation of $345,363 ($333,875 - 2023)	205,025	200,553
Goodwill	828,279	825,042
Other intangibles, net of accumulated amortization of $485,751 ($470,791 - 2023)	643,359	655,293
Operating lease right of use assets	87,334	87,479
Other assets	15,155	14,754
Total assets	$2,366,346	$2,331,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,827	$140,290
Current portion of debt and finance lease liabilities	10,061	9,952
Current portion of operating lease liabilities	15,288	14,407
Accrued expenses:
Salaries and wages	16,083	22,548
Pricing allowances	8,002	8,145
Income and other taxes	5,981	6,469
Interest	864	343
Other accrued liabilities	23,059	20,966
Total current liabilities	236,165	223,120
Long-term debt	751,315	731,708
Deferred tax liabilities	131,636	131,552
Operating lease liabilities	78,852	79,994
Other non-current liabilities	7,086	10,198
Total liabilities	$1,205,054	$1,176,572
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 195,942,200 issued and outstanding at March 30, 2024 and 194,913,124 issued and outstanding at December 30, 2023	20	20
Additional paid-in capital	1,427,120	1,418,535
Accumulated deficit	(237,698)	(236,206)
Accumulated other comprehensive loss	(28,150)	(27,820)
Total stockholders' equity	1,161,292	1,154,529
Total liabilities and stockholders' equity	$2,366,346	$2,331,101
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | September 30, 2023 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

1 | March 30, 2024 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended March 30, 2024	Thirteen Weeks Ended April 1, 2023
Net sales	$350,305	$349,707
Cost of sales (exclusive of depreciation and amortization shown separately below)	183,434	204,509
Selling, warehouse, general and administrative expenses	118,565	111,065
Depreciation	16,338	16,705
Amortization	15,254	15,572
Other expense, net	410	767
Income from operations	16,304	1,089
Interest expense, net	15,271	18,077
Refinancing costs	3,008	—
Loss before income taxes	(1,975)	(16,988)
Income tax benefit	(483)	(7,856)
Net loss	$(1,492)	$(9,132)

Basic loss per share	$(0.01)	$(0.05)
Weighted average basic shares outstanding	195,365	194,548

Net loss from above	$(1,492)	$(9,132)
Other comprehensive loss:
Foreign currency translation adjustments	1,487	959
Hedging activity	(1,817)	(5,142)
Total other comprehensive loss	(330)	(4,183)
Comprehensive loss	$(1,822)	$(13,315)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | March 30, 2024 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 30, 2024	Thirteen Weeks Ended April 1, 2023
Cash flows from operating activities:
Net loss	$(1,492)	$(9,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,592	32,277
Deferred income taxes	(386)	(2,594)
Deferred financing and original issue discount amortization	1,330	1,332
Stock-based compensation expense	2,829	2,637
Loss on debt restructuring	3,008	—
Cash paid to third parties in connection with debt restructuring	(1,554)	—
Loss on disposal of property and equipment	56	82
Change in fair value of contingent consideration	332	1,715
Changes in operating items:
Accounts receivable, net	(25,095)	(33,963)
Inventories, net	(2,341)	38,871
Other assets	(4,014)	(5,934)
Accounts payable	14,632	11,406
Other accrued liabilities	(7,221)	(5,190)
Net cash provided by operating activities	11,676	31,507
Cash flows from investing activities:
Acquisition of business, net of cash received	(23,956)	(300)
Capital expenditures	(17,759)	(18,111)
Other investing activities	(67)	(113)
Net cash used for investing activities	(41,782)	(18,524)
Cash flows from financing activities:
Repayments of senior term loans	(2,128)	(2,128)
Financing fees	(33)	—
Borrowings on revolving credit loans	45,000	39,000
Repayments of revolving credit loans	(27,000)	(44,000)
Principal payments under finance lease obligations	(875)	(494)
Proceeds from exercise of stock options	5,899	—
Payments of contingent consideration	(72)	(1,079)
Other financing activities	(380)	(58)
Net cash provided by (used for) financing activities	20,411	(8,759)
Effect of exchange rate changes on cash	1,814	(555)
Net (decrease) increase in cash and cash equivalents	(7,881)	3,669
Cash and cash equivalents at beginning of period	38,553	31,081
Cash and cash equivalents at end of period	$30,672	$34,750
Supplemental disclosure of cash flow information:
Interest paid	$11,213	$15,059
Income taxes paid	871	472
Capital expenditures in accounts payable	3,093	2,818
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | March 30, 2024 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Thirteen weeks ended March 30, 2024
Balance at December 30, 2023	194,913	$20	$1,418,535	$(236,206)	$(27,820)	$1,154,529
Net loss	—	—	—	(1,492)	—	(1,492)
Stock option activity, stock awards and employee stock purchase plan	1,029	—	8,585	—	—	8,585
Hedging activity	—	—	—	—	(1,817)	(1,817)
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,487	1,487
Balance at March 30, 2024	195,942	$20	$1,427,120	$(237,698)	$(28,150)	$1,161,292

Thirteen weeks ended April 1, 2023
Balance at December 31, 2022	194,548	$20	$1,404,360	$(226,617)	$(21,024)	$1,156,739
Net loss	—	—	—	(9,132)	—	(9,132)
Stock option activity, stock awards and employee stock purchase plan	—	—	2,708	—	—	2,708
Hedging activity	—	—	—	—	(5,142)	(5,142)
Change in cumulative foreign currency translation adjustment	—	—	—	—	959	959
Balance at April 1, 2023	194,548	$20	$1,407,068	$(235,749)	$(25,207)	$1,146,132
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | March 30, 2024 Form 10-Q

1. BASIS OF PRESENTATION
The accompanying condensed financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen weeks ended March 30, 2024. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 30, 2024 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 30, 2023 and notes thereto included in the Form 10-K filed on February 22, 2024 with the Securities and Exchange Commission (“SEC”).
“Hillman Solutions Corp.," "HMAN Group Holdings Inc.," and "The Hillman Companies, Inc." are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in "The Hillman Group, Inc.,", which is the borrower under the credit facility.
Nature of Operations:
The Company is comprised of three separate operating business segments: (1) Hardware and Protective Solutions, (2) Robotics and Digital Solutions, and (3) Canada.
Hillman provides and, on a limited basis, produces products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; personal protective equipment such as gloves and eyewear; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home improvement centers and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K filed on February 22, 2024 with the SEC.
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

5 | March 30, 2024 Form 10-Q

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

The following tables display our disaggregated revenue by product category.

Thirteen weeks ended March 30, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$214,390	$—	$31,589	$245,979
Personal Protective	45,484	—	1,408	46,892
Keys and Key Accessories	—	43,637	1,952	45,589
Engraving and Resharp	—	11,835	10	11,845
Total Revenue	$259,874	$55,472	$34,959	$350,305

Thirteen weeks ended April 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$204,974	$—	$31,221	$236,195
Personal Protective	48,877	—	1,613	50,490
Keys and Key Accessories	—	48,548	1,941	50,489
Engraving and Resharp	—	12,518	15	12,533
Total Revenue	$253,851	$61,066	$34,790	$349,707

The following tables disaggregate our revenue by geographic location.

Thirteen weeks ended March 30, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$255,492	$55,472	$—	$310,964
Canada	—	—	34,959	34,959
Mexico	4,382	—	—	4,382
Consolidated	$259,874	$55,472	$34,959	$350,305

Thirteen weeks ended April 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$249,468	$61,066	$—	$310,534
Canada	—	—	34,790	34,790
Mexico	4,383	—	—	4,383
Consolidated	$253,851	$61,066	$34,790	$349,707
The Company's revenue by geography is allocated based on the location of its sales operations.
Hardware and Protective Solutions revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, and personal protective equipment such as gloves and eyewear, as well as in-store merchandising services for the related product category.

6 | March 30, 2024 Form 10-Q

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
3. RECENT ACCOUNTING PRONOUNCEMENTS
On November 27, 2023, the FASB ("Financial Accounting Standards Board") issued ASU ("Accounting Standards Update") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assists in assessing potential future cash flows. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact provided by the new standard.
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

4. ACQUISITIONS
On December 5, 2023, the Company completed its acquisition of Ajustlock, an innovative adjustable barrel bolt lock used on gates, doors or windows which self-adjusts vertically to eliminate door shift issues, for a total purchase price of $1,400, which includes a $100 hold-back payable to the seller due one year after closing. Ajustlock sells its products throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment and have been determined to be immaterial for purposes of additional disclosure.
On January 11, 2024, the Company completed the acquisition of Koch Industries, Inc ("Koch"), a premier provider and merchandiser of rope and twine, chain and wire rope, and related hardware products for a total purchase

7 | March 30, 2024 Form 10-Q

price of $23,956. Koch has business operations throughout North America and its financial results will reside in the Company's Hardware and Protective Solutions reportable segment.

The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price of Koch.

Inventory	$20,194
Other current assets	275
Property and equipment	586
Goodwill	3,821
Customer relationships	3,400
Trade names	300
Total assets acquired	$28,576
Less:
Liabilities assumed	(4,620)
Total purchase price	$23,956
Net sales and operating income from Koch included in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss) for the period ended March 30, 2024 was approximately $9,164 and $836, respectively. Pro forma financial information has not been presented for Koch as the financial results of Koch were insignificant to the financial results of the Company on a standalone basis.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 30, 2023				March 30, 2024
Hardware and Protective Solutions	$575,298	$3,821	$—	$105	$579,224
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	28,808	—	—	(689)	28,119
Total	$825,042	$3,821	$—	$(584)	$828,279
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Hardware Solutions reporting units.
Other intangibles, net, as of March 30, 2024 and December 30, 2023 consist of the following:

	Estimated Useful Life (Years)			March 30, 2024	December 30, 2023
Customer relationships	13	-	20	$947,517	$944,713
Trademarks - indefinite	Indefinite			85,387	85,520
Trademarks - other	7	-	15	29,449	31,665
Technology and patents	5	-	12	66,757	64,186
Intangible assets, gross				1,129,110	1,126,084
Less: Accumulated amortization				485,751	470,791
Other intangibles, net				$643,359	$655,293

8 | March 30, 2024 Form 10-Q

The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen weeks ended March 30, 2024 was $15,254. Amortization expense for the thirteen weeks ended April 1, 2023 was $15,572.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen weeks ended March 30, 2024 and the thirteen weeks ended April 1, 2023, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.
6. COMMITMENTS AND CONTINGENCIES
Insurance Coverage
The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,593 recorded for such risks is adequate as of March 30, 2024.
As of March 30, 2024, the Company has provided certain vendors and insurers letters of credit aggregating to $40,890 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $3,001 recorded for such risks is adequate as of March 30, 2024.
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

9 | March 30, 2024 Form 10-Q

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
Sales to related parties, which are included in net sales, consist of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $18 and $265 in the thirteen weeks ended March 30, 2024 and in the thirteen weeks ended April 1, 2023, respectfully.

8. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen weeks ended March 30, 2024 and the thirteen weeks ended April 1, 2023, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax loss to calculate the income tax benefit. Given that the Company is forecasting positive income for the full fiscal year, the Company anticipates that the income tax benefit recorded as of March 30, 2024 will reverse to an income tax provision by the end of the fiscal year.
For the thirteen weeks ended March 30, 2024, the effective income tax rate was 24.5%. The Company recorded an income tax benefit for the thirteen weeks ended March 30, 2024 of $483. The effective tax rate for the thirteen weeks ended March 30, 2024 was the result of certain non-deductible expenses and state and foreign income taxes.
For the thirteen weeks ended April 1, 2023, the effective income tax rate was 46.2%. The Company recorded an income tax benefit for the thirteen weeks ended April 1, 2023 of $7,856. The effective tax rate for the thirteen weeks ended April 1, 2023 was the result of GILTI from the Company's Canadian operations, certain non-deductible expenses, and state and foreign income taxes.

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

	March 30, 2024	December 30, 2023
Revolving loans	$18,000	$—
Senior Term Loan, due 2028	749,725	751,852
Finance lease & other obligations	10,453	9,097
	778,178	760,949
Unamortized discount on Senior Term Loan	(3,549)	(4,087)
Current portion of long-term debt and finance leases	(10,061)	(9,952)
Deferred financing fees	(13,253)	(15,202)
Total long-term debt, net	$751,315	$731,708
As of March 30, 2024, the Asset-Backed Loan ("ABL") Revolver had an outstanding amount of $18,000 and outstanding letters of credit of $40,890. The Company has $211,619 of available borrowings under the revolving credit facility as a source of liquidity as of March 30, 2024 based on the customary ABL borrowing base and availability provisions.
2024 Repricing
On March 26, 2024, the Company entered into a Repricing Amendment (2024 Repricing Amendment) on its existing Senior Term Loan due July 14, 2028. The 2024 Repricing Amendment (i) reduces the interest rate per annum applicable to the Term Loan outstanding from SOFR plus a margin varying from 2.50% to 2.75% plus a Credit Spread Adjustment ("CSA") varying between 0.11% to 0.43% to SOFR plus a margin varying from 2.25% to 2.50%,

10 | March 30, 2024 Form 10-Q

without the CSA and (ii) implements a 1% prepayment premium for the existing Term Loan to apply to Repricing Transactions that occur within six months after the effective date of the 2024 Repricing Amendment. In connection with the closing of the 2024 Repricing Amendment, the Company expensed $3,008 consisting of $1,554 of existing fees written off and $1,454 in new fees expensed. The Company capitalized an additional $33 primarily for the payment of upfront lender fees (original issue discount).
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
The components of operating and finance lease costs for the thirteen weeks ended March 30, 2024 and thirteen weeks ended April 1, 2023 were as follows:

	Thirteen Weeks Ended March 30, 2024	Thirteen Weeks Ended April 1, 2023
Operating lease costs	$5,214	$5,447
Short term lease costs	1,231	1,349
Variable lease costs	517	335
Finance lease costs:
Amortization of right of use assets	939	505
Interest on lease liabilities	128	36
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $6,962 in the thirteen weeks ended March 30, 2024 and $7,131 in the thirteen weeks ended April 1, 2023. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 30, 2024 and December 30, 2023:

	March 30, 2024		December 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.07	3.06	6.33	2.95
Weighted average discount rate	6.95%	5.64%	7.04%	5.38%
Supplemental balance sheet information related to the Company's finance leases was as follows as of March 30, 2024 and December 30, 2023:

11 | March 30, 2024 Form 10-Q

	March 30, 2024	December 30, 2023
Finance lease assets, net, included in property plant and equipment	$8,835	$7,166

Current portion of long-term debt	3,288	2,800
Long-term debt, less current portion	5,759	4,512
Total principal payable on finance leases	$9,047	$7,312
Supplemental cash flow information related to the Company's operating and finance leases was as follows for the thirteen weeks ended March 30, 2024 and thirteen weeks ended April 1, 2023:

	Thirteen Weeks Ended March 30, 2024	Thirteen Weeks Ended April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$5,270	$4,872
Operating cash outflow from finance leases	124	34
Financing cash outflow from finance leases	875	494
As of March 30, 2024, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of March 30, 2024:

	Operating Leases	Finance Leases
Less than one year	$21,134	$3,717
1 to 2 years	20,312	3,053
2 to 3 years	19,475	1,962
3 to 4 years	17,079	876
4 to 5 years	14,482	272
After 5 years	22,363	11
Total future minimum rental commitments	114,845	9,891
Less - amounts representing interest	(20,705)	(844)
Present value of lease liabilities	$94,140	$9,047
Lessor
The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
11. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Common Stock
Hillman Solutions Corp. has one class of common stock.
Accumulated Other Comprehensive Income (Loss)
The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 31, 2022 to March 30, 2024, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

12 | March 30, 2024 Form 10-Q

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(21,024)
Other comprehensive income before reclassifications	8,812
Amounts reclassified from other comprehensive income	(15,608)
Net current period other comprehensive income (1)	(6,796)
Balance at December 30, 2023	(27,820)
Other comprehensive income before reclassifications	(4,517)
Amounts reclassified from other comprehensive income	4,187
Net current period other comprehensive loss (2)	(330)
Balance at March 30, 2024	$(28,150)
1.During the year ended December 30, 2023, the Company deferred a gain of $125, reclassified a gain of $15,608 net of tax of $3,886 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the thirteen weeks ended March 30, 2024, the Company deferred a loss of $6,613, reclassified a loss of $4,187 net of tax of $609 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
12. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan had stock compensation expense of $407 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 30, 2024 and $1,291 for the thirteen weeks ended April 1, 2023.
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
Exercise of Stock Options
During the thirteen weeks ended March 30, 2024, 847,779 outstanding options under the 2014 were exercised providing aggregate proceeds to the Company of approximately $5,899. There were not any options exercised in the thirteen weeks ended April 1, 2023.

13 | March 30, 2024 Form 10-Q

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
The 2021 Equity Incentive Plan had stock compensation expense of $2,303 and $1,266 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 30, 2024 and for the thirteen weeks ended April 1, 2023, respectfully.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen weeks ended March 30, 2024, there was approximately $119, and as of thirteen weeks ended April 1, 2023, there was approximately $80 of compensation expense related to the ESPP, respectfully.
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

	Thirteen weeks ended March 30, 2024
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(1,492)	195,365	$(0.01)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(1,492)	195,365	$(0.01)

14 | March 30, 2024 Form 10-Q

	Thirteen weeks ended April 1, 2023
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(9,132)	194,548	(0.05)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(9,132)	194,548	(0.05)
Stock options and awards outstanding totaling 2,976 were excluded from the computation for the thirteen weeks ended March 30, 2024 and 9,618 for the thirteen weeks ended April 1, 2023, as they would have had an antidilutive effect under the treasury stock method.
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
Interest Rate Swap Agreements
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 1") for a notional amount of $144,000. The forward start date of the 2021 Swap 1 was July 30, 2021 and the termination date is July 31, 2024. Originally, the 2021 Swap 1 had a determined pay fixed interest rate of 0.75%. As of June 30, 2023 the Company modified the terms of the swaps to replace the LIBOR-based reference rates with SOFR-based reference rates, in accordance with the respective swap agreements and market conventions. This modification resulted in a determined pay fixed interest rate of 0.74%. In accordance with ASC 815, the Company determined the 2021 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive loss within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses are reclassified out of other comprehensive loss into interest expense in the same period during which the hedged transactions affect earnings.
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 2") for a notional amount of $216,000. The forward start date of the 2021 Swap 2 was July 30, 2021 and the termination date is July 31, 2024. Originally, the 2021 Swap 2 had a determined pay fixed interest rate of 0.76%. As of June 30, 2023 the Company modified the terms of the swaps to replace the LIBOR-based reference rates with SOFR-based reference rates, in accordance with the respective swap agreements and market conventions. This modification resulted in a determined pay fixed interest rate of 0.74%. In accordance with ASC 815, the Company determined the 2021 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive loss within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses are reclassified out of other comprehensive loss into interest expense in the same period during which the hedged transactions affect earnings.
On December 19, 2023, the Company entered into an interest swap agreement ("2024 Swap 1") for a notional amount of $144,000. The forward start date of the 2024 Swap 1 is July 21, 2024 and the termination date is January 31, 2027. The 2024 Swap 1 has a determined pay fixed interest rate of 3.8%. In accordance with ASC 815, the Company determined the 2024 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive loss within the Company's Statement of Comprehensive Income

15 | March 30, 2024 Form 10-Q

(Loss) and the deferred gains or losses are reclassified out of other comprehensive loss into interest expense in the same period during which the hedged transactions affect earnings.
On December 19, 2023, the Company entered into an interest swap agreement ("2024 Swap 2") for a notional amount of $216,000. The forward start date of the 2024 Swap 2 is July 21, 2024 and the termination date is January 31, 2027. The 2024 Swap 2 has a determined pay fixed interest rate of 3.62%. In accordance with ASC 815, the Company determined the 2024 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive loss within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses are reclassified out of other comprehensive loss into interest expense in the same period during which the hedged transactions affect earnings.
As of March 30, 2024 the Company did not hold any derivative liabilities. The following table summarizes the Company's derivative financial instruments:

	Asset Derivatives			Liability Derivatives
		As of March 30, 2024	As of December 30, 2023		As of March 30, 2024	As of December 30, 2023
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other current/other non-current assets	$2,179	$3,560	Other accrued expenses	$—	$—
2021 Swap 2	Other current/other non-current assets	3,266	5,336	Other accrued expenses	—	—
2024 Swap 1	Other current/other non-current assets	938	207	Other non-current liabilities	—	(1,613)
2024 Swap 2	Other current/other non-current assets	2,307	436	Other non-current liabilities	—	(1,660)
Total hedging instruments:		$8,690	$9,539		$—	$(3,273)
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

16 | March 30, 2024 Form 10-Q

	As of March 30, 2024
	Level 1	Level 2	Level 3	Total
Trading securities	$875	$—	$—	$875
Interest rate swaps	—	8,690	—	8,690
Contingent consideration payable	—	—	5,155	5,155

	As of December 30, 2023
	Level 1	Level 2	Level 3	Total
Trading securities	$818	$—	$—	$818
Interest rate swaps	—	6,266	—	6,266
Contingent consideration payable	—	—	4,895	4,895
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of March 30, 2024 and December 30, 2023, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
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
The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for Resharp and Instafob as of March 30, 2024.

	Resharp		Instafob
	Other accrued expense	Other non-current liabilities	Other accrued expense	Other non-current liabilities	Total
Fair value as of December 30, 2023	$200	$4,600	$16	$79	$4,895
Fair value of cash consideration paid	(69)	—	(3)	—	(72)
Change in fair value of contingent consideration	70	300	(3)	(35)	332
Fair value as of March 30, 2024	$201	$4,900	$10	$44	$5,155
Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and term loan approximate the fair value at March 30, 2024 and December 30, 2023 as the interest rate is variable and approximates current market rates of debt based on observable market transactions with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 14 - Derivatives and Hedging.

17 | March 30, 2024 Form 10-Q

16. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of March 30, 2024: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.
The table below presents revenues and income from operations for our reportable segments for the thirteen weeks ended March 30, 2024 and thirteen weeks ended April 1, 2023.

	Thirteen Weeks Ended March 30, 2024	Thirteen Weeks Ended April 1, 2023
Revenues
Hardware and Protective Solutions	$259,874	$253,851
Robotics and Digital Solutions	55,472	61,066
Canada	34,959	34,790
Total revenues	$350,305	$349,707
Segment Income from Operations
Hardware and Protective Solutions	$9,248	$(3,836)
Robotics and Digital Solutions	5,757	4,462
Canada	1,299	463
Total segment income from operations	$16,304	$1,089

18 | March 30, 2024 Form 10-Q

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes in addition to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.
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
All forward-looking statements are made in good faith by the Company and are intended to qualify for the safe harbor from liability established by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You should not rely on these forward-looking statements as predictions of future events. Words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," “target”, “goal”, "may," "will," "could," "should," "believes," "predicts," "potential," "continue," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, the Company’s expectations with respect to future performance. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside the Company's control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) unfavorable economic conditions that may affect operations, financial condition and cash flows including spending on home renovation or construction projects, inflation, recessions, instability in the financial markets or credit markets; (2) increased supply chain costs, including raw materials, sourcing, transportation and energy; (3) the highly competitive nature of the markets that we serve; (4) the ability to continue to innovate with new products and services; (5) direct and indirect costs associated with the May 2023 ransomware attack, and our receipt of expected insurance receivables associated with that cyber security incident; (6) seasonality; (7) large customer concentration; (8) the ability to recruit and retain qualified employees; (9) the outcome of any legal proceedings that may be instituted against the Company; (10) adverse changes in currency exchange rates; or (11) regulatory changes and potential legislation that could adversely impact financial results. The foregoing list of factors is not exclusive, and readers should also refer to those risks that are included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K filed on February 22, 2024. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements.
Except as required by applicable law, the Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements in this communication to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.
GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $350.3 million in the thirteen weeks ended March 30, 2024. Hillman sells its products to hardware stores, home improvement centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, and Mexico. Product lines include thousands of small hardware parts such as fasteners and related items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eyewear; and

19 | March 30, 2024 Form 10-Q

identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
RECENT DEVELOPMENTS
On January 11, 2024, we completed the acquisition of Koch Industries, Inc ("Koch"), a premier provider and merchandiser of rope and twine, chain and wire rope, and related hardware products for a total purchase price of $24.0 million. Koch has business operations throughout North America and its financial results reside in our Hardware and Protective Solutions reportable segment.
On March 26, 2024, we entered into a Repricing Amendment (2024 Repricing Amendment) on our existing Senior Term Loan due July 14, 2028. The 2024 Repricing Amendment (i) reduces the interest rate per annum and (ii) implements a 1% prepayment premium for the existing Term Loan to apply to Repricing Transactions that occur within six months after the effective date of the 2024 Repricing Amendment. In connection with the closing of the 2024 Repricing Amendment, we expensed $3.0 million consisting of $1.6 million of existing fees written off and $1.5 million in new fees expensed. We capitalized an additional $33.0 thousand primarily for the payment of upfront lender fees (original issue discount).
IMPACT OF GLOBAL ECONOMIC CONDITIONS ON OUR RESULTS OF OPERATIONS
Our business is impacted by general economic conditions in the North American markets, particularly the U.S. and Canadian retail markets including hardware stores, home improvement centers, mass merchants, and other retailers. Changes in current economic conditions, including inflationary pressures in the cost of inventory, transportation, and employee compensation, foreign currency volatility, housing market trends, and concerns of a potential recession, have impacted consumer discretionary income levels and spending. Consumer discretionary income levels and spending impact the purchasing trends of our products by our retail customers. Any adverse trends in discretionary income and consumer spending could have a material adverse effect on our business or operating results.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a majority of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately 1.7% in the thirteen weeks ended March 30, 2024, increased by 2.9% in 2023, and increased by 8.3% during 2022. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 4.3% in the thirteen weeks ended March 30, 2024, declined by 0.4% in 2023, and increased by 10.8% in 2022.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 2.5% in the thirteen weeks ended March 30, 2024, declined by 2.4% in 2023, and increased by 5.7% in 2022.
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

20 | March 30, 2024 Form 10-Q

We import products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The U.S. tariffs on steel and aluminum and other imported goods have increased our product costs and required us to increase prices on the affected products.
Thirteen weeks ended March 30, 2024 vs the Thirteen weeks ended April 1, 2023
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended March 30, 2024 were $350.3 million compared to net sales of $349.7 million for the thirteen weeks ended April 1, 2023, an increase of approximately $0.6 million or 0.2%.
•Net loss for the thirteen weeks ended March 30, 2024 was $1.5 million, or $(0.01) per diluted share, compared to a net loss of $9.1 million, or $(0.05) per diluted share for the thirteen weeks ended April 1, 2023.
•Adjusted EBITDA(1) totaled $52.3 million versus $40.2 million in the thirteen weeks ended March 30, 2024 and in the thirteen weeks ended April 1, 2023, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended March 30, 2024 and the thirteen weeks ended April 1, 2023.

	Thirteen Weeks Ended March 30, 2024		Thirteen Weeks Ended April 1, 2023
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$350,305	100.0%	$349,707	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	183,434	52.4%	204,509	58.5%
Selling, warehouse, general and administrative expenses	118,565	33.8%	111,065	31.8%
Depreciation	16,338	4.7%	16,705	4.8%
Amortization	15,254	4.4%	15,572	4.5%
Other expense, net	410	0.1%	767	0.2%
Income from operations	16,304	4.7%	1,089	0.3%
Interest expense, net	15,271	4.4%	18,077	5.2%
Refinancing charges	3,008	0.9%	—	—%
Loss before income taxes	(1,975)	(0.6)%	(16,988)	(4.9)%
Income tax benefit	(483)	(0.1)%	(7,856)	(2.2)%
Net loss	$(1,492)	(0.4)%	$(9,132)	(2.6)%

Adjusted EBITDA(1)	$52,322	14.9%	$40,186	11.5%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net loss to Adjusted EBITDA.

21 | March 30, 2024 Form 10-Q

Net Sales by Segment

	Thirteen weeks ended March 30, 2024	% of Net Sales	Thirteen weeks ended April 1, 2023	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$259,874	74.2%	$253,851	72.6%	$6,023	2.4%
Robotics and Digital Solutions	55,472	15.8%	61,066	17.5%	(5,594)	(9.2)%
Canada	34,959	10.0%	34,790	9.9%	169	0.5%
Consolidated	$350,305		$349,707		$598

The increase in total net sales during the first quarter of 2024 was driven primarily driven by the factors described below:
Hardware and Protective Solutions net sales increased by $6.0 million in the thirteen weeks ended March 30, 2024 due to the following:
•Hardware net sales increased by $9.4 million primarily driven by $9.2 million in additional sales related to the Koch acquisition as well as $2.4 million of volume increases driven by new business wins offset by $2.0 million in price decreases and product mix.
•Protective equipment net sales decreased by $3.4 million primarily due to a $3.5 million decrease in volume driven by the timing of promotional and seasonal sales along with lower demand.
Robotics and Digital Solutions net sales in the thirteen weeks ended March 30, 2024 decreased by $5.6 million primarily driven by decreased volume of full-service key and engraving sales.
Canada net sales increased by $0.2 million primarily due to volume increases of $1.2 million offset by the unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars along with price decreases of $0.9 million.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Thirteen weeks ended March 30, 2024	% of Segment Net Sales	Thirteen weeks ended April 1, 2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$147,255	56.7%	$163,831	64.5%	$(16,576)	(10.1)%
Robotics and Digital Solutions	15,735	28.4%	18,387	30.1%	(2,652)	(14.4)%
Canada	20,444	58.5%	22,291	64.1%	(1,847)	(8.3)%
Consolidated	$183,434	52.4%	$204,509	58.5%	$(21,075)	(10.3)%
Hardware and Protective Solutions cost of sales as a percentage of net sales decreased primarily due to decreased product and shipping costs.
Robotics and Digital Solutions cost of sales as a percentage of net sales decreased primarily due to decreased product and shipping costs as well as a shift in product mix from full-service to self-service keys.
Canada cost of sales as a percentage of net sales decreased primarily due to decreased shipping and product costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

22 | March 30, 2024 Form 10-Q

	Thirteen weeks ended March 30, 2024	% of Segment Net Sales	Thirteen weeks ended April 1, 2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$83,770	32.2%	$76,261	30.0%	$7,509	9.8%
Robotics and Digital Solutions	23,214	41.8%	23,938	39.2%	(724)	(3.0)%
Canada	11,581	33.1%	10,866	31.2%	715	6.6%
Consolidated	$118,565	33.8%	$111,065	31.8%	$7,500	6.8%
Hardware and Protective Solutions SG&A increased due to the following:
•Selling expense increased by $3.1 million primarily due to increased variable compensation and benefit expense in relation to the increased sales in the quarter.
•General and administrative (“G&A”) increased by $2.6 million. The increase was primarily driven by increased variable compensation along with increased investment into information technology.
•Warehouse expense increased $1.8 million due to inflation in labor and shipping costs.
Robotics and Digital Solutions SG&A decreased due to the following:
•Selling expense decreased by $0.8 million primarily due to reduced variable selling expenses.
•G&A increased by $0.3 million. The increase was primarily driven by increased variable compensation.
•Warehouse expense decreased by $0.2 million primarily due to the shift from full-service keys, which have a higher warehousing cost, to self-service keys.
Canada SG&A increased due to the following:
•Selling expense increased by $0.5 million primarily due to increased variable selling expenses.
•Warehouse expense increased by $0.2 million primarily due to higher sales volumes.
Other Operating Expenses
Depreciation expense decreased $0.4 million due to certain assets becoming fully depreciated.
Amortization expense in the thirteen weeks ended March 30, 2024 decreased by $0.3 million primarily due to the write down of the carrying values of intangible assets to their fair value as a result of exiting a specific product line that occurred in the fourth quarter of 2023.
In the thirteen weeks ended March 30, 2024, other income (expense) consisted primarily of a $0.3 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). We also recorded exchange rate gains of $0.2 million in the thirteen weeks ended March 30, 2024.
In the thirteen weeks ended April 1, 2023, other income (expense) consisted primarily of a $1.7 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. We also received $0.5 million in benefits from the state and local governments associated with our new facilities in the thirteen weeks ended April 1, 2023. In addition, we recorded exchange rate losses of $0.1 million in the thirteen weeks ended April 1, 2023.
Income from Operations

	Thirteen weeks ended March 30, 2024	Thirteen weeks ended April 1, 2023	$ Change	% Change
Hardware and Protective Solutions	$9,248	$(3,836)	$13,084	341.1%
Robotics and Digital Solutions	5,757	4,462	1,295	29.0%
Canada	1,299	463	836	180.6%
Total segment income from operations	$16,304	$1,089	$15,215	1397.2%
Income from operations in our Hardware and Protective Solutions segment increased $13.1 million due to the changes in sales, cost of sales, and SG&A expenses described above.

23 | March 30, 2024 Form 10-Q

Income from operations in our Robotics and Digital Solutions segment increased $1.3 million. The $1.3 million increase is primarily due to the changes in sales, cost of sales, and SG&A expenses described above, offset by a decrease in depreciation expense of $2.1 million due to certain assets becoming fully depreciated and a decrease of $1.4 million in other expense driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations increased by $0.8 million primarily due to the changes in sales and offsetting changes in cost of sales and SG&A expenses described above in addition to exchange rate losses of $0.1 million. In the thirteen weeks ended April 1, 2023 Canada recorded exchange rate gains of $0.1 million.
Interest expense, net, decreased $2.8 million in the thirteen weeks ended March 30, 2024 primarily due to a reduction in outstanding debt.
Income Taxes
For the thirteen weeks ended March 30, 2024 and thirteen weeks ended April 1, 2023, the effective income tax rate was 24.5% and 46.2%, respectively. The Company recorded an income tax benefit for the thirteen weeks ended March 30, 2024 of $0.5 million based on a pre-tax loss of $2.0 million, and an income tax benefit for the thirteen weeks ended April 1, 2023 of $7.9 million based on a pre-tax loss of $17.0 million.
In 2024, the effective tax rate differed from the U.S. federal statutory tax rate due to state and foreign income taxes and certain non-deductible expenses. See Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.
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
The following table presents a reconciliation of net loss, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

24 | March 30, 2024 Form 10-Q

(dollars in thousands)	Thirteen Weeks Ended March 30, 2024	Thirteen Weeks Ended April 1, 2023
Net loss	$(1,492)	$(9,132)
Income tax benefit	(483)	(7,856)
Interest expense, net	15,271	18,077
Depreciation	16,338	16,705
Amortization	15,254	15,572
EBITDA	$44,888	$33,366

Stock compensation expense	2,829	2,637
Restructuring and other(1)	991	1,408
Litigation expense (2)	—	260
Transaction and integration expense (3)	274	800
Change in fair value of contingent consideration	332	1,715
Refinancing costs (4)	3,008	—
Adjusted EBITDA	$52,322	$40,186
(1)Includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities.
(2)Litigation expense includes legal fees associated with our litigation with Hy-Ko Products Company LLC.
(3)Transaction and integration expense includes professional fees and other costs related to the Koch Industries, Inc acquisition and the CCMP secondary offerings in 2023.
(4)In the first quarter of 2024, we entered into a Repricing Amendment (2024 Repricing Amendment) on our existing Senior Term Loan due July 14, 2028 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).

25 | March 30, 2024 Form 10-Q

The following tables presents a reconciliation of segment operating income (loss), the most directly comparable financial measure under GAAP, to segment Adjusted EBITDA for the periods presented.

Thirteen weeks ended March 30, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$9,248	$5,757	$1,299	$16,304
Depreciation and amortization	19,869	10,376	1,347	31,592
Stock compensation expense	2,337	280	212	2,829
Restructuring and other	549	257	185	991
Transaction and integration expense	263	11	—	274
Change in fair value of contingent consideration	—	332	—	332
Adjusted EBITDA	$32,266	$17,013	$3,043	$52,322

Thirteen weeks ended April 1, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating loss (income)	$(3,836)	$4,462	$463	$1,089
Depreciation and amortization	18,543	12,564	1,170	32,277
Stock compensation expense	2,205	282	150	2,637
Restructuring and other	1,257	151	—	1,408
Litigation expense	—	260	—	260
Transaction and integration expense	710	90	—	800
Change in fair value of contingent consideration	—	1,715	—	1,715
Adjusted EBITDA	$18,879	$19,524	$1,783	$40,186

LIQUIDITY AND CAPITAL RESOURCES
Our working capital (current assets minus current liabilities) position of $351.0 million as of March 30, 2024 represents an increase of $26.1 million from the December 30, 2023 level of $324.9 million. $16.3 million of the increase is related the acquisition of Koch Industries that occurred in January 2024. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.
The following table presents the key categories of our consolidated statements of cash flows:

	Thirteen weeks ended March 30, 2024	Thirteen weeks ended April 1, 2023	$ Change
Net cash provided by operating activities	$11,676	$31,507	$(19,831)
Net cash used for investing activities	(41,782)	(18,524)	(23,258)
Net cash provided by (used for) financing activities	20,411	(8,759)	29,170
Net (decrease) increase in cash and cash equivalents	(7,881)	3,669	(11,550)
Operating Cash Flows:
Net Cash provided by operating activities for the thirteen weeks ended March 30, 2024 was unfavorably impacted by an increase in accounts receivable due to higher sales.

26 | March 30, 2024 Form 10-Q

Net cash provided by operating activities for the thirteen weeks ended April 1, 2023 was favorably impacted by reduced inventory as part of the Company's strategic initiative to lower inventory on hand during 2023 following the build up of inventory in prior years due to inflation and recent supply chain challenges. This was partially offset by reduced accounts payable resulting from lower inventory purchases.
Investing Cash Flows:
Capital Expenditures:
Cash of $17.8 million and $18.1 million was used in the thirteen weeks ended March 30, 2024 and thirteen weeks ended April 1, 2023, respectively, to invest in new key duplicating and engraving kiosks, machines and merchandising racks in the Hardware and Protective Solutions segment.
Acquisitions:
On January 11, 2024, we completed the acquisition of Koch Industries, Inc. ("Koch"), a premier provider and merchandiser of rope and twine, chain and wire rope, and related hardware products for a total purchase price of $24.0 million. See Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information.
Financing Cash Flows:
Term Loan:
The Company used $2.1 million of cash for principal payments on the senior term loan. As of March 30, 2024, we have outstanding borrowings of $749.7 million on the term loan. See Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.
ABL Revolver:
Our revolver repayments, net of draws, used cash of $18.0 million in the thirteen weeks ended March 30, 2024 primarily to fund the acquisition of Koch Industries, Inc, referenced above. In the thirteen weeks ended April 1, 2023, revolver draws, net of repayments, used $5.0 million of cash.
Stock Option Exercises:
In the thirteen weeks ended March 30, 2024 the Company received $5.9 million from the exercise of stock options. There were no stock options exercised in the thirteen weeks ended April 1, 2023.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of March 30, 2024, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 30, 2023, as filed with the Securities and Exchange Commission on February 22, 2024.

27 | March 30, 2024 Form 10-Q

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
Based on our exposure to variable rate borrowings at March 30, 2024, after consideration of our SOFR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.1 million.
FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $145.0 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of March 30, 2024. The foreign subsidiaries net tangible assets were $88.0 million and the net intangible assets were $57.0 million as of March 30, 2024.
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

ITEM 4 - CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 30, 2024, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

28 | March 30, 2024 Form 10-Q

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On January 11, 2024, the Company completed the acquisition of Koch Industries, Inc ("Koch"). SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Koch's internal control over financial reporting as of March 30, 2024.

29 | March 30, 2024 Form 10-Q

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS
The Information required by this Item is set forth in Note 6 - Commitments and Contingencies, to the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q and is incorporated into this Item by reference.
ITEM 1A – RISK FACTORS
There have been no material changes to the risks from those disclosed in the Form 10-K filed on February 22, 2024 with the Securities and Exchange Commission (“SEC”).
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. – OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers
On May 2, 2024, Randall Fagundo, Divisional President, Robotics and Digital Solutions of the Company, decided to retire effective August 31, 2024. Mr. Fagundo’s decision to retire was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
On May 2, 2024, the Company also determined that Scott K. Moore, age 53, the Company’s Chief Technology Officer, would replace Mr. Fagundo as Divisional President, Robotics and Digital Solutions, effective June 3, 2024. Mr. Moore has served as the Company’s Chief Technology Officer since August 2022, and from August 2018 to August 2022, Mr. Moore served as Senior Vice President, IT, of the Company’s Robotics and Digital Solutions division, and in the same role at MinuteKey from 2011 to August 2018 when MinuteKey was acquired by the Company.

30 | March 30, 2024 Form 10-Q

The Company and Mr. Fagundo have agreed to prepare and negotiate in good faith a Separation Agreement (the “Separation Agreement”) and a consulting agreement with a three-year term from his retirement date (the “Consulting Agreement”). Under the Separation Agreement and Consulting Agreement, Mr. Fagundo will receive certain benefits in exchange for agreeing to provide transition services to the Company as needed, as well as certain non-compete, non-solicitation, and restrictive covenants and a waiver and general release of all claims in favor of the Company and its affiliates. Mr. Fagundo will receive the following benefits, among others, under the Separation Agreement and Consulting Agreement:
•Continuation of his annual base salary of $350,000 for a period of twelve months;
•Monthly payment of COBRA Medical, dental and vision insurance benefits premiums for a period of twelve months;
•Payment of Mr. Fagundo’s 2024 performance-based bonus, pro-rated for Mr. Fagundo’s service up to and including his date of retirement and based on actual performance for the year, payable concurrently with bonus payments to other employees under the bonus plan;
•Modification of Mr. Fagundo’s unvested restricted stock units to allow for continued vesting of the same, notwithstanding the cessation of employment, through the duration of the Consulting Agreement;
•Modification of Mr. Fagundo’s unvested time based stock options to allow for continued vesting of the same, notwithstanding the cessation of employment, through the duration of the Consulting Agreement; provided that such options must be exercised within a time period following their applicable vesting dates that is (i) twelve months in the case of the stock options issued under the 2014 Equity Incentive Plan; and (ii) three months in the case of the stock options issued under the 2021 Equity Incentive Plan;
•Modification of Mr. Fagundo’s unvested performance-based stock options to allow for the same to remain outstanding and eligible to vest through the expiration of each such option notwithstanding the cessation of employment; provided that such options must be exercised within twelve months of the vesting date should the options vest.
The foregoing separation pay and benefits are contingent upon Mr. Fagundo’s satisfactory performance of certain transition services through his final date of employment and abiding by the covenants in the Separation Agreement and Consulting Agreement.

31 | March 30, 2024 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

10.1
Amendment No. 2 to the Term Loan Credit Agreement, dated as of March 26, 2024, by and among The Hillman Companies, Inc., The Hillman Group, Inc., and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2024).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 filed with the Securities and Exchange Commission on May 7, 2024, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 30, 2024 and the thirteen weeks ended April 1, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 30, 2024 and the thirteen weeks ended April 1, 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen weeks ended March 30, 2024 and the thirteen weeks ended April 1, 2023, and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract or any compensatory plan, contract or arrangement.

32 | March 30, 2024 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Principal Financial Officer}	(Chief Accounting Officer)
DATE: May 7, 2024

33 | March 30, 2024 Form 10-Q