Form 10-Q
period 2024-06-29
Hillman Solutions Corp.
filed 2024-08-06
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 2, 2024, 196,219,594 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of June 29, 2024	As of December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$54,016	$38,553
Accounts receivable, net of allowances of $2,477 ($2,770 - 2023)	130,505	103,482
Inventories, net	411,928	382,710
Other current assets	21,324	23,235
Total current assets	617,773	547,980
Property and equipment, net of accumulated depreciation of $358,874 ($333,875 - 2023)	212,428	200,553
Goodwill	827,400	825,042
Other intangibles, net of accumulated amortization of $500,617 ($470,791 - 2023)	627,671	655,293
Operating lease right of use assets	83,539	87,479
Other assets	16,305	14,754
Total assets	$2,385,116	$2,331,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,548	$140,290
Current portion of debt and finance lease liabilities	11,416	9,952
Current portion of operating lease liabilities	15,459	14,407
Accrued expenses:
Salaries and wages	28,324	22,548
Pricing allowances	6,287	8,145
Income and other taxes	10,021	6,469
Other accrued liabilities	24,504	21,309
Total current liabilities	266,559	223,120
Long-term debt	732,097	731,708
Deferred tax liabilities	129,748	131,552
Operating lease liabilities	74,794	79,994
Other non-current liabilities	7,476	10,198
Total liabilities	$1,210,674	$1,176,572
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par, 500,000,000 shares authorized, 196,156,159 issued and outstanding at June 29, 2024 and 194,913,124 issued and outstanding at December 30, 2023	20	20
Additional paid-in capital	1,431,862	1,418,535
Accumulated deficit	(225,163)	(236,206)
Accumulated other comprehensive loss	(32,277)	(27,820)
Total stockholders' equity	1,174,442	1,154,529
Total liabilities and stockholders' equity	$2,385,116	$2,331,101
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | June 29, 2024 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended June 29, 2024	Thirteen Weeks Ended July 1, 2023	Twenty-six Weeks Ended June 29, 2024	Twenty-six Weeks Ended July 1, 2023
Net sales	$379,432	$380,019	$729,737	$729,726
Cost of sales (exclusive of depreciation and amortization shown separately below)	194,672	216,499	378,106	421,008
Selling, warehouse, general and administrative expenses	121,154	111,452	239,719	222,517
Depreciation	16,297	13,800	32,635	30,505
Amortization	15,249	15,578	30,503	31,150
Other expense, net	474	1,893	884	2,660
Income from operations	31,586	20,797	47,890	21,886
Interest expense, net	13,937	18,075	29,208	36,152
Refinancing costs	—	—	3,008	—
Income (loss) before income taxes	17,649	2,722	15,674	(14,266)
Income tax expense (benefit)	5,114	(1,823)	4,631	(9,679)
Net income (loss)	$12,535	$4,545	$11,043	$(4,587)

Basic income (loss) per share	$0.06	$0.02	$0.06	$(0.02)
Weighted average basic shares outstanding	196,075	194,644	195,721	194,596

Diluted income (loss) per share	$0.06	$0.02	$0.06	$(0.02)
Weighted average diluted shares outstanding	198,420	195,528	198,037	194,596

Net income (loss) from above	$12,535	$4,545	$11,043	$(4,587)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,707)	3,886	(4,220)	4,845
Hedging activity	1,580	(760)	(237)	(5,902)
Total other comprehensive (loss) income	(4,127)	3,126	(4,457)	(1,057)
Comprehensive income (loss)	$8,408	$7,671	$6,586	$(5,644)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | June 29, 2024 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Twenty-six Weeks Ended June 29, 2024	Twenty-six Weeks Ended July 1, 2023
Cash flows from operating activities:
Net income (loss)	$11,043	$(4,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,138	61,655
Deferred income taxes	(1,706)	(5,232)
Deferred financing and original issue discount amortization	2,551	2,663
Stock-based compensation expense	6,484	6,044
Loss on debt restructuring	3,008	—
Cash paid to third parties in connection with debt restructuring	(1,554)	—
Loss on disposal of property and equipment	56	123
Change in fair value of contingent consideration	780	4,167
Changes in operating items:
Accounts receivable, net	(28,413)	(43,458)
Inventories, net	(10,929)	62,208
Other assets	(4,409)	(4,514)
Accounts payable	28,683	43,845
Other accrued liabilities	7,744	(7,868)
Net cash provided by operating activities	76,476	115,046
Cash flows from investing activities:
Acquisition of business, net of cash received	(23,783)	(300)
Capital expenditures	(40,078)	(37,029)
Other investing activities	(153)	(225)
Net cash used for investing activities	(64,014)	(37,554)
Cash flows from financing activities:
Repayments of senior term loans	(4,255)	(4,255)
Financing fees	(33)	—
Borrowings on revolving credit loans	65,000	58,000
Repayments of revolving credit loans	(65,000)	(122,000)
Principal payments under finance lease obligations	(1,758)	(1,039)
Proceeds from exercise of stock options	6,379	611
Payments of contingent consideration	(133)	(1,125)
Other financing activities	570	(155)
Net cash provided by (used for) financing activities	770	(69,963)
Effect of exchange rate changes on cash	2,231	(954)
Net increase in cash and cash equivalents	15,463	6,575
Cash and cash equivalents at beginning of period	38,553	31,081
Cash and cash equivalents at end of period	$54,016	$37,656
Supplemental disclosure of cash flow information:
Interest paid	$22,365	$29,975
Income taxes paid	3,291	1,568
Capital expenditures in accounts payable	1,873	1,284
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | June 29, 2024 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Twenty-six weeks ended June 29, 2024
Balance at December 30, 2023	194,913	$20	$1,418,535	$(236,206)	$(27,820)	$1,154,529
Net loss	—	—	—	(1,492)	—	(1,492)
Stock option activity, stock awards and employee stock purchase plan	1,029	—	8,585	—	—	8,585
Hedging activity	—	—	—	—	(1,817)	(1,817)
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,487	1,487
Balance at March 30, 2024	195,942	$20	$1,427,120	$(237,698)	$(28,150)	$1,161,292
Net Income	—	—	—	12,535	—	12,535
Stock option activity, stock awards and employee stock purchase plan	214	—	4,742	—	—	4,742
Hedging activity	—	—	—	—	1,580	1,580
Change in cumulative foreign currency translation adjustment	—	—	—	—	(5,707)	(5,707)
Balance at June 29, 2024	196,156	$20	$1,431,862	$(225,163)	$(32,277)	$1,174,442

Twenty-six weeks ended July 1, 2023
Balance at December 31, 2022	194,548	$20	$1,404,360	$(226,617)	$(21,024)	$1,156,739
Net loss	—	—	—	(9,132)	—	(9,132)
Stock option activity, stock awards and employee stock purchase plan	—	—	2,708	—	—	2,708
Hedging activity	—	—	—	—	(5,142)	(5,142)
Change in cumulative foreign currency translation adjustment	—	—	—	—	959	959
Balance at April 1, 2023	194,548	$20	$1,407,068	$(235,749)	$(25,207)	$1,146,132
Net Income	—	—	—	4,545	—	4,545
Stock option activity, stock awards and employee stock purchase plan	159	—	4,012	—	—	4,012
Hedging activity	—	—	—	—	(760)	(760)
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,886	3,886
Balance at July 1, 2023	194,707	$20	$1,411,080	$(231,204)	$(22,081)	$1,157,815
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | June 29, 2024 Form 10-Q

1. BASIS OF PRESENTATION
The accompanying condensed financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen and twenty-six weeks ended June 29, 2024. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen and twenty-six weeks ended June 29, 2024 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 30, 2023 and notes thereto included in the Form 10-K filed on February 22, 2024 with the Securities and Exchange Commission (“SEC”).
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

5 | June 29, 2024 Form 10-Q

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

The following tables display our disaggregated revenue by product category.

Thirteen weeks ended June 29, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$231,128	$—	$40,603	$271,731
Personal Protective	47,002	—	1,195	48,197
Keys and Key Accessories	—	45,164	2,008	47,172
Engraving and Resharp	—	12,319	13	12,332
Total Revenue	$278,130	$57,483	$43,819	$379,432

Thirteen weeks ended July 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$225,139	$—	$44,743	$269,882
Personal Protective	43,655	—	1,928	45,583
Keys and Key Accessories	—	49,021	2,091	51,112
Engraving and Resharp	—	13,435	7	13,442
Total Revenue	$268,794	$62,456	$48,769	$380,019

Twenty-six weeks ended June 29, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$445,518	$—	$72,192	$517,710
Personal Protective	92,486	—	2,603	95,089
Keys and Key Accessories	—	88,801	3,960	92,761
Engraving and Resharp	—	24,154	23	24,177
Total Revenue	$538,004	$112,955	$78,778	$729,737

Twenty-six weeks ended July 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$430,114	$—	$75,965	$506,079
Personal Protective	92,531	—	3,541	96,072
Keys and Key Accessories	—	97,568	4,033	101,601
Engraving and Resharp	—	25,954	20	25,974
Total Revenue	$522,645	$123,522	$83,559	$729,726

The following tables disaggregate our revenue by geographic location.

6 | June 29, 2024 Form 10-Q

Thirteen weeks ended June 29, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$273,464	$57,483	$—	$330,947
Canada	—	—	43,819	43,819
Mexico	4,666	—	—	4,666
Consolidated	$278,130	$57,483	$43,819	$379,432

Thirteen weeks ended July 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$267,202	$62,456	$—	$329,658
Canada	—	—	48,769	48,769
Mexico	1,592	—	—	1,592
Consolidated	$268,794	$62,456	$48,769	$380,019

Twenty-six weeks ended June 29, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$528,956	$112,955	$—	$641,911
Canada	—	—	78,778	78,778
Mexico	9,048	—	—	9,048
Consolidated	$538,004	$112,955	$78,778	$729,737

Twenty-six weeks ended July 1, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$516,670	$123,522	$—	$640,192
Canada	—	—	83,559	83,559
Mexico	5,975	—	—	5,975
Consolidated	$522,645	$123,522	$83,559	$729,726
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

7 | June 29, 2024 Form 10-Q

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

4. ACQUISITIONS
On December 5, 2023, the Company completed its acquisition of Ajustlock, an innovative adjustable barrel bolt lock used on gates, doors or windows which self-adjusts vertically to eliminate door shift issues, for a total purchase price of $1,400, which includes a $75 hold-back payable to the seller due one year after closing. Ajustlock sells its products throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment and have been determined to be immaterial for purposes of additional disclosure.
On January 11, 2024, the Company completed the acquisition of Koch Industries, Inc. ("Koch"), a premier provider and merchandiser of rope and twine, chain and wire rope, and related hardware products for a total purchase price of $23,783. In the second quarter of 2024, the Company had a final net working capital adjustment of $173, which reduced goodwill and the purchase price of the acquisition from an estimated $23,956 at closing in the first quarter of 2024 to $23,783. Koch has business operations throughout North America and its financial results will reside in the Company's Hardware and Protective Solutions reportable segment.

8 | June 29, 2024 Form 10-Q

The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of Koch.

Inventory	$20,194
Other current assets	275
Property and equipment	586
Goodwill	3,648
Customer relationships	3,400
Trade names	300
Total assets acquired	$28,403
Less:
Liabilities assumed	(4,620)
Total purchase price	$23,783
Net sales and operating income from Koch included in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 29, 2024 were as follows:

	Thirteen weeks ended June 29, 2024	Twenty-six weeks ended June 29, 2024
Net sales	$12,291	$21,456
Operating income	1,795	2,631
Pro forma financial information has not been presented for Koch as the financial results of Koch were insignificant to the financial results of the Company on a standalone basis.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 30, 2023				June 29, 2024
Hardware and Protective Solutions	$575,298	$3,648	$—	$(319)	$578,627
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	28,808	—	—	(971)	27,837
Total	$825,042	$3,648	$—	$(1,290)	$827,400
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada, Hardware Solutions, and Protective Solutions reporting units.
Other intangibles, net, as of June 29, 2024 and December 30, 2023 consist of the following:

9 | June 29, 2024 Form 10-Q

	Estimated Useful Life (Years)			June 29, 2024	December 30, 2023
Customer relationships	13	-	20	$946,750	$944,713
Trademarks - indefinite	Indefinite			85,253	85,520
Trademarks - other	7	-	15	29,449	31,665
Technology and patents	5	-	12	66,836	64,186
Intangible assets, gross				1,128,288	1,126,084
Less: Accumulated amortization				500,617	470,791
Other intangibles, net				$627,671	$655,293

The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen and twenty-six weeks ended June 29, 2024 was $15,249 and $30,503, respectively. Amortization expense for the thirteen and twenty-six weeks ended July 1, 2023 was $15,578 and $31,150, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and twenty-six weeks ended June 29, 2024 and the thirteen and twenty-six weeks ended July 1, 2023, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.
6. COMMITMENTS AND CONTINGENCIES
Insurance Coverage
The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,593 recorded for such risks is adequate as of June 29, 2024.
As of June 29, 2024, the Company has provided certain vendors and insurers letters of credit aggregating to $40,890 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $3,284 recorded for such risks is adequate as of June 29, 2024.
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

10 | June 29, 2024 Form 10-Q

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
Sales to related parties, which are included in net sales, consist of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $247 and $265 in the thirteen and twenty-six weeks ended June 29, 2024. Sales to related parties were $383 and $648 in the thirteen and twenty-six weeks ended July 1, 2023, respectively.

8. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and twenty-six weeks ended June 29, 2024, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax income to calculate the income tax expense. For the thirteen and twenty-six weeks ended July 1, 2023, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax loss to calculate the income tax benefit.
For the thirteen and twenty-six weeks ended June 29, 2024, the effective income tax rate was 29.0% and 29.5%, respectively. The Company recorded an income tax provision for the thirteen and twenty-six weeks ended June 29, 2024 of $5,114 and $4,631, respectively. The effective tax rate for the thirteen and twenty-six weeks ended June 29, 2024 was the result of certain non-deductible expenses and state and foreign income taxes.
For the thirteen and twenty-six weeks ended July 1, 2023, the effective income tax rate was (67.0)% and 67.8%. The Company recorded an income tax benefit for the thirteen and twenty-six weeks ended July 1, 2023 of $1,823 and $9,679, respectively. The effective tax rate for the thirteen and twenty-six weeks ended July 1, 2023 was the result of GILTI from the Company's Canadian operations, certain non-deductible expenses, and state and foreign income taxes.

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

11 | June 29, 2024 Form 10-Q

	June 29, 2024	December 30, 2023
Revolving loans	$—	$—
Senior Term Loan, due 2028	747,597	751,852
Finance lease & other obligations	11,759	9,097
	759,356	760,949
Unamortized discount on Senior Term Loan	(3,370)	(4,087)
Current portion of long-term debt and finance leases	(11,416)	(9,952)
Deferred financing fees	(12,473)	(15,202)
Total long-term debt, net	$732,097	$731,708
As of June 29, 2024, the Asset-Backed Loan ("ABL") Revolver did not have an outstanding balance, and had outstanding letters of credit of $40,890. The Company has $251,248 of available borrowings under the revolving credit facility as a source of liquidity as of June 29, 2024 based on the customary ABL borrowing base and availability provisions.
Though the Company currently does not have any Canadian obligations outstanding on the ABL Revolver, the Company entered into Amendment No. 5 to the ABL Revolver on June 27, 2024 to transition its benchmark interest rate for Canadian borrowings from the Canadian Dollar Offered Rate ("CDOR") to the Term Canadian Overnight Repo Rate Average ("CORRA"). The amendment and transition was due to the discontinuation of CDOR on June 30, 2024. The foregoing descriptions of Amendment No. 5 to the ABL Revolver do not purport to be complete and is qualified in its entirety by the terms and conditions of Amendment No. 5 to the ABL Revolver and the Amended and Restated ABL Credit Agreement. Copies of Amendment No. 5 to the ABL Revolver and the Amended and Restated ABL Credit Agreement are attached hereto as Exhibit 10.2 and Exhibit 10.3 and are incorporated herein by reference.
2024 Repricing
On March 26, 2024, the Company entered into a Repricing Amendment (2024 Repricing Amendment) on its existing Senior Term Loan due July 14, 2028. The 2024 Repricing Amendment (i) reduces the interest rate per annum applicable to the Term Loan outstanding from SOFR plus a margin varying from 2.50% to 2.75% plus a Credit Spread Adjustment ("CSA") varying between 0.11% to 0.43% to SOFR plus a margin varying from 2.25% to 2.50%, without the CSA and (ii) implements a 1% prepayment premium for the existing Term Loan to apply to Repricing Transactions that occur within six months after the effective date of the 2024 Repricing Amendment. In connection with the closing of the 2024 Repricing Amendment, the Company expensed $3,008 consisting of $1,554 of existing fees written off and $1,454 in new fees expensed. The Company capitalized an additional $33 primarily for the payment of upfront lender fees (original issue discount).
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
The components of operating and finance lease costs for the thirteen and twenty-six weeks ended June 29, 2024 and thirteen and twenty-six weeks ended July 1, 2023 were as follows:

12 | June 29, 2024 Form 10-Q

	Thirteen Weeks Ended June 29, 2024	Thirteen Weeks Ended July 1, 2023	Twenty-six Weeks Ended June 29, 2024	Twenty-six Weeks Ended July 1, 2023
Operating lease costs	$5,229	$5,596	$10,443	$11,043
Short term lease costs	1,076	1,743	2,307	3,092
Variable lease costs	647	641	1,164	976
Finance lease costs:
Amortization of right of use assets	947	588	1,887	1,094
Interest on lease liabilities	136	60	263	96
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $6,952 and $13,914 in the thirteen and twenty-six weeks ended June 29, 2024 and $7,980 and $15,111 in the thirteen and twenty-six weeks ended July 1, 2023. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles, and short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 29, 2024 and December 30, 2023:

	June 29, 2024		December 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	5.88	2.98	6.33	2.95
Weighted average discount rate	6.93%	5.76%	7.04%	5.38%
Supplemental balance sheet information related to the Company's finance leases was as follows as of June 29, 2024 and December 30, 2023:

	June 29, 2024	December 30, 2023
Finance lease assets, net, included in property plant and equipment	$9,149	$7,166

Current portion of long-term debt	3,483	2,800
Long-term debt, less current portion	5,920	4,512
Total principal payable on finance leases	$9,403	$7,312
Supplemental cash flow information related to the Company's operating and finance leases was as follows for the twenty-six weeks ended June 29, 2024 and twenty-six weeks ended July 1, 2023:

	Twenty-six Weeks Ended June 29, 2024	Twenty-six Weeks Ended July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$10,581	$10,038
Operating cash outflow from finance leases	258	87
Financing cash outflow from finance leases	1,758	1,039
As of June 29, 2024, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of June 29, 2024:

13 | June 29, 2024 Form 10-Q

	Operating Leases	Finance Leases
Less than one year	$21,025	$3,936
1 to 2 years	19,980	3,197
2 to 3 years	18,847	2,080
3 to 4 years	16,801	883
4 to 5 years	13,073	155
After 5 years	19,640	10
Total future minimum rental commitments	109,366	10,261
Less - amounts representing interest	(19,113)	(858)
Present value of lease liabilities	$90,253	$9,403
Lessor
The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
11. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Common Stock
Hillman Solutions Corp. has one class of common stock.
Accumulated Other Comprehensive Income (Loss)
The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 31, 2022 to June 29, 2024, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(21,024)
Other comprehensive income before reclassifications	8,812
Amounts reclassified from other comprehensive income	(15,608)
Net current period other comprehensive loss (1)	(6,796)
Balance at December 30, 2023	(27,820)
Other comprehensive income before reclassifications	(12,818)
Amounts reclassified from other comprehensive income	8,361
Net current period other comprehensive loss (2)	(4,457)
Balance at June 29, 2024	$(32,277)
1.During the year ended December 30, 2023, the Company deferred a gain of $125, reclassified a gain of $15,608 net of tax of $3,886 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the twenty-six weeks ended June 29, 2024, the Company deferred a loss of $8,678, reclassified a loss of $8,361 net of tax of $80 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.

14 | June 29, 2024 Form 10-Q

12. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan had stock compensation expense of $591 and $999 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 29, 2024, respectfully, and $1,336 and $2,627 for the thirteen and twenty-six weeks ended July 1, 2023, respectfully.
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
Exercise of Stock Options
As of June 29, 2024, 921,536 outstanding options under the 2014 were exercised providing aggregate proceeds to the Company of approximately $6,379.
2021 Equity Incentive Plan
Effective July 14, 2021, the Company established the 2021 Equity Incentive Plan. On June 7, 2024, the 2021 Equity Incentive Plan was amended to increase the share reserve by 2,000,000 shares of common stock (the 2021 Equity Incentive Plan as amended is referred to as the “2021 Plan”). Under the 2021 Plan, the maximum number of shares of common stock that may be delivered in satisfaction of awards under the 2021 Plan as of the Effective Date is (i) 9,150,814 shares, plus (ii) the number of shares of stock underlying awards under the 2014 Equity Incentive Plan that on or after the Effective Date expire or become unexercisable, or are forfeited, cancelled or otherwise terminated, in each case, without delivery of shares or cash therefore, and would have become available again for grant under the Prior Plan in accordance with its terms (in the case of this subclause (ii), not to exceed 16,523,510 shares of common stock in the aggregate).
The 2021 Equity Incentive Plan had stock compensation expense of $2,981 and $5,284 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 29, 2024, respectively, and $1,965 and $3,231 were recorded for the thirteen and twenty-six weeks ended July 1, 2023, respectively.
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

15 | June 29, 2024 Form 10-Q

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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen and twenty-six weeks ended June 29, 2024, there was approximately $84 and $202, respectively, and as of the thirteen and twenty-six weeks ended July 1, 2023, there was approximately $98 and $184 of compensation expense related to the ESPP, respectively.
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

	Thirteen weeks ended June 29, 2024			Twenty-six weeks ended June 29, 2024
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$12,535	196,075	$0.06	$11,043	195,721	$0.06
Dilutive effect of stock options and awards	—	2,345	—	—	2,316	—
Net income per diluted common share	$12,535	198,420	$0.06	$11,043	198,037	$0.06

	Thirteen weeks ended July 1, 2023			Twenty-six weeks ended July 1, 2023
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income (loss)	$4,545	194,644	0.02	$(4,587)	194,596	$(0.02)
Dilutive effect of stock options and awards	—	884	—	—	—	—
Net income (loss) per diluted common share	$4,545	195,528	0.02	$(4,587)	194,596	$(0.02)
Stock options and awards outstanding totaling 2,689 and 2,833 were excluded from the computation for the thirteen and twenty-six weeks ended June 29, 2024, respectively, and 10,271 and 9,944 for the thirteen and twenty-six weeks ended July 1, 2023, respectively, as they would have had an antidilutive effect under the treasury stock method.
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

16 | June 29, 2024 Form 10-Q

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

17 | June 29, 2024 Form 10-Q

As of June 29, 2024 the Company did not hold any derivative liabilities. The following table summarizes the Company's derivative financial instruments:

	Asset Derivatives			Liability Derivatives
		As of June 29, 2024	As of December 30, 2023		As of June 29, 2024	As of December 30, 2023
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other current/other non-current assets	$568	$3,560	Other accrued expenses	$—	$—
2021 Swap 2	Other current/other non-current assets	852	5,336	Other accrued expenses	—	—
2024 Swap 1	Other current/other non-current assets	1,700	207	Other non-current liabilities	—	(1,613)
2024 Swap 2	Other current/other non-current assets	3,462	436	Other non-current liabilities	—	(1,660)
Total hedging instruments:		$6,582	$9,539		$—	$(3,273)
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

18 | June 29, 2024 Form 10-Q

	As of June 29, 2024
	Level 1	Level 2	Level 3	Total
Trading securities	$887	$—	$—	$887
Interest rate swaps	—	6,582	—	6,582
Contingent consideration payable	—	—	5,542	5,542

	As of December 30, 2023
	Level 1	Level 2	Level 3	Total
Trading securities	$818	$—	$—	$818
Interest rate swaps	—	6,266	—	6,266
Contingent consideration payable	—	—	4,895	4,895
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of June 29, 2024 and December 30, 2023, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
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
The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for Resharp and Instafob as of June 29, 2024.

	Resharp		Instafob
	Other accrued expense	Other non-current liabilities	Other accrued expense	Other non-current liabilities	Total
Fair value as of December 30, 2023	$200	$4,600	$16	$79	$4,895
Fair value of cash consideration paid	(128)	—	(5)	—	(133)
Change in fair value of contingent consideration	128	600	5	47	780
Fair value as of June 29, 2024	$200	$5,200	$16	$126	$5,542
Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and term loan approximate the fair value at June 29, 2024 and December 30, 2023 as the interest rate is variable and approximates current market rates of debt based on observable market transactions with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 14 - Derivatives and Hedging.

19 | June 29, 2024 Form 10-Q

16. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of June 29, 2024: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.
The table below presents revenues and income from operations for our reportable segments for the thirteen and twenty-six weeks ended June 29, 2024 and thirteen and twenty-six weeks ended July 1, 2023.

	Thirteen Weeks Ended June 29, 2024	Thirteen Weeks Ended July 1, 2023	Twenty-six Weeks Ended June 29, 2024	Twenty-six Weeks Ended July 1, 2023
Revenues
Hardware and Protective Solutions	$278,130	$268,794	$538,004	$522,645
Robotics and Digital Solutions	57,483	62,456	112,955	123,522
Canada	43,819	48,769	78,778	83,559
Total revenues	$379,432	$380,019	$729,737	$729,726
Segment Income from Operations
Hardware and Protective Solutions	$20,043	$4,367	$29,291	$531
Robotics and Digital Solutions	7,310	10,374	13,067	14,836
Canada	4,233	6,056	5,532	6,519
Total segment income from operations	$31,586	$20,797	$47,890	$21,886

20 | June 29, 2024 Form 10-Q

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
GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $379.4 million in the thirteen weeks ended June 29, 2024 and $729.7 million in the twenty-six weeks ended June 29, 2024. Hillman sells its products to hardware stores, home improvement centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, and Mexico. Product lines include thousands of small hardware parts such as fasteners and related items; threaded rod and metal shapes; keys and accessories; builder's

21 | June 29, 2024 Form 10-Q

hardware; personal protective equipment, such as gloves and eyewear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
RECENT DEVELOPMENTS
On January 11, 2024, we completed the acquisition of Koch Industries, Inc. ("Koch"), a provider and merchandiser of rope and twine, chain and wire rope, and related hardware products for a total purchase price of $23.8 million. Koch has business operations throughout North America and its financial results reside in our Hardware and Protective Solutions reportable segment.
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

IMPACT OF GLOBAL ECONOMIC CONDITIONS ON OUR RESULTS OF OPERATIONS
Our business is impacted by general economic conditions in the North American markets, particularly the U.S. and Canadian retail markets, including hardware stores, home improvement centers, mass merchants, and other retailers. Changes in current economic conditions, including inflationary pressures in the cost of inventory, transportation, and employee compensation, foreign currency volatility, housing market trends, and concerns of a potential recession, have impacted consumer discretionary income levels and spending. Consumer discretionary income levels and spending impact the purchasing trends of our products by our retail customers. Any adverse trends in discretionary income and consumer spending could have a material adverse effect on our business or operating results.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers, particularly those located in China and Taiwan, because we purchase a majority of our products for resale from multiple vendors located in these countries. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar Increased in value relative to the CNY by approximately 2.4% in the twenty-six weeks ended June 29, 2024, increased by 2.9% in 2023, and increased by 8.3% during 2022. The U.S. dollar Increased in value relative to the Taiwan dollar by approximately 6.0% in the twenty-six weeks ended June 29, 2024, declined by 0.4% in 2023, and increased by 10.8% in 2022.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 3.5% in the twenty-six weeks ended June 29, 2024, declined by 2.4% in 2023, and increased by 5.7% in 2022.
In addition, the negotiated purchase price of our products may be dependent upon market fluctuations in the cost of raw materials (i.e. steel, zinc, and nickel) used by our vendors in their manufacturing processes. The final purchase cost of our products may also be dependent upon inflation or deflation in the local economies of vendors that could impact the cost of labor and materials used in the manufacturing of our products. We identify the directional impact of changes in our product cost, but the quantification of each of these variable impacts cannot be measured as to the individual impact on our product cost with a sufficient level of precision. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to implement or maintain price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

22 | June 29, 2024 Form 10-Q

We import products, which are subject to customs requirements and to tariffs and quotas set by governments, through mutual agreements and bilateral actions. The U.S. tariffs on steel and aluminum and other imported goods have increased our product costs and required us to increase prices on the affected products.
Thirteen weeks ended June 29, 2024 vs the Thirteen weeks ended July 1, 2023
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended June 29, 2024 were $379.4 million compared to net sales of $380.0 million for the thirteen weeks ended July 1, 2023, a decrease of approximately $0.6 million or 0.2%.
•Net income for the thirteen weeks ended June 29, 2024 was $12.5 million, or $0.06 per diluted share, compared to net income of $4.5 million, or $0.02 per diluted share for the thirteen weeks ended July 1, 2023.
•Adjusted EBITDA(1) totaled $68.4 million versus $58.0 million in the thirteen weeks ended June 29, 2024 and in the thirteen weeks ended July 1, 2023, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended June 29, 2024 and the thirteen weeks ended July 1, 2023.

	Thirteen weeks ended June 29, 2024		Thirteen weeks ended July 1, 2023
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$379,432	100.0%	$380,019	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	194,672	51.3	216,499	57.0
Selling, warehouse, general and administrative expenses	121,154	31.9	111,452	29.3
Depreciation	16,297	4.3	13,800	3.6
Amortization	15,249	4.0	15,578	4.1
Other expense, net	474	0.1	1,893	0.5
Income from operations	31,586	8.3	20,797	5.5
Interest expense, net	13,937	3.7	18,075	4.8
Income before income taxes	17,649	4.7	2,722	0.7
Income tax expense (benefit)	5,114	1.3	(1,823)	(0.5)
Net income	$12,535	3.3%	$4,545	1.2%

Adjusted EBITDA(1)	$68,357	18.0%	$57,982	15.3%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

23 | June 29, 2024 Form 10-Q

Net Sales by Segment

	Thirteen weeks ended June 29, 2024	% of Net Sales	Thirteen weeks ended July 1, 2023	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$278,130	73.3%	$268,794	70.7%	$9,336	3.5%
Robotics and Digital Solutions	57,483	15.1	62,456	16.4	(4,973)	(8.0)
Canada	43,819	11.5	48,769	12.8	(4,950)	(10.1)
Consolidated	$379,432		$380,019		$(587)

The decrease in total net sales during the second quarter of 2024 was driven primarily driven by the factors described below:
Hardware and Protective Solutions net sales increased by $9.3 million in the thirteen weeks ended June 29, 2024 due to the following:
•Hardware net sales increased by $6.0 million primarily driven by $12.3 million in additional sales related to the Koch acquisition, offset by a decrease in volume.
•Protective equipment net sales increased by $3.3 million primarily due to an increase in volume driven by new business wins and timing of promotional sales.
Robotics and Digital Solutions net sales in the thirteen weeks ended June 29, 2024 decreased by $5.0 million primarily driven by decreased volume of key and engraving sales.
Canada net sales decreased by $5.0 million primarily due to volume decreases of $2.1 million, price decreases of $2.0 million, and an unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Thirteen weeks ended June 29, 2024	% of Segment Net Sales	Thirteen weeks ended July 1, 2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$152,215	54.7%	$168,490	62.7%	$(16,275)	(9.7)%
Robotics and Digital Solutions	16,890	29.4	17,659	28.3	(769)	(4.4)
Canada	25,567	58.3	30,350	62.2	(4,783)	(15.8)
Consolidated	$194,672	51.3%	$216,499	57.0%	$(21,827)	(10.1)%
Hardware and Protective Solutions cost of sales as a percentage of net sales decreased primarily due to decreased product and shipping costs.
Robotics and Digital Solutions cost of sales as a percentage of net sales increased primarily due to higher machine maintenance costs.
Canada cost of sales as a percentage of net sales decreased primarily due to decreased shipping and product costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

24 | June 29, 2024 Form 10-Q

	Thirteen weeks ended June 29, 2024	% of Segment Net Sales	Thirteen weeks ended July 1, 2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$85,905	30.9%	$77,295	28.8%	$8,610	11.1%
Robotics and Digital Solutions	22,706	39.5	22,862	36.6	(156)	(0.7)
Canada	12,543	28.6	11,295	23.2	1,248	11.0
Consolidated	$121,154	31.9%	$111,452	29.3%	$9,702	8.7%
Hardware and Protective Solutions SG&A increased due to the following:
•Selling expense increased by $4.3 million primarily due to increased compensation and benefit expense.
•General and administrative (“G&A”) increased $4.8 million. The increase was primarily driven by an increase in compensation and benefit expense and an increased investment into information technology.
Robotics and Digital Solutions SG&A was comparable to the prior year quarter with no significant changes in SG&A.
Canada SG&A increased due to the following:
•G&A increased by $0.8 million primarily due to costs associated with facility consolidation and increased variable compensation.
•Selling expense increased by $0.5 million primarily due to increased variable compensation expenses.
Other Operating Expenses
Depreciation expense increased $2.5 million due to capital spend on key duplicating kiosks and merchandising racks.
Amortization expense in the thirteen weeks ended June 29, 2024 decreased by $0.3 million primarily due to the write down of the carrying values of intangible assets to their fair value as a result of exiting a specific product line that occurred in the fourth quarter of 2023.
In the thirteen weeks ended June 29, 2024, other income (expense) consisted primarily of a $0.4 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information).
In the thirteen weeks ended July 1, 2023, other income (expense) consisted primarily of a $2.5 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. In addition, we recorded exchange rate gains of $0.3 million in the thirteen weeks ended July 1, 2023.
Income from Operations

	Thirteen weeks ended June 29, 2024	Thirteen weeks ended July 1, 2023	$ Change	% Change
Hardware and Protective Solutions	$20,043	$4,367	$15,676	359.0%
Robotics and Digital Solutions	7,310	10,374	(3,064)	(29.5)
Canada	4,233	6,056	(1,823)	(30.1)
Total segment income from operations	$31,586	$20,797	$10,789	51.9%
Income from operations in our Hardware and Protective Solutions segment increased $15.7 million due to the changes in net sales, cost of sales, and SG&A expenses described above.
Income from operations in our Robotics and Digital Solutions segment decreased $3.1 million. The $3.1 million decrease is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, in addition to an increase in depreciation expense of $1.0 million due to capital spend on engraving and key duplication kiosks and machines and a decrease of $1.9 million in other expense driven by the changes in revaluation of the contingent consideration described above.

25 | June 29, 2024 Form 10-Q

Canada's income from operations decreased by $1.8 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above. In the thirteen weeks ended June 29, 2024, Canada recorded exchange rate losses of $0.2 million and in the thirteen weeks ended July 1, 2023, Canada recorded exchange rate gains of $0.2 million.
Interest expense, net, decreased $4.1 million in the thirteen weeks ended June 29, 2024 primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2024 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes
For the thirteen weeks ended June 29, 2024 and thirteen weeks ended July 1, 2023, the effective income tax rate was 29.0% and (67.0)%, respectively. The Company recorded an income tax provision for the thirteen weeks ended June 29, 2024 of $5.1 million based on a pre-tax income of $17.6 million, and an income tax benefit for the thirteen weeks ended July 1, 2023 of $1.8 million based on a pre-tax income of $2.7 million.
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

Twenty-six weeks ended June 29, 2024 vs the Twenty-six Weeks Ended
July 1, 2023
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the twenty-six weeks ended June 29, 2024 were comparable to the twenty-six weeks ended July 1, 2023.
•Net income for the twenty-six weeks ended June 29, 2024 was $11.0 million, or $0.06 per diluted share, compared to a net loss of $4.6 million, or $(0.02) per diluted share for the twenty-six weeks ended July 1, 2023.
•Adjusted EBITDA(1) totaled $120.7 million versus $98.2 million in the twenty-six weeks ended June 29, 2024 and in the twenty-six weeks ended July 1, 2023, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the twenty-six weeks ended June 29, 2024 and the twenty-six weeks ended July 1, 2023.

26 | June 29, 2024 Form 10-Q

	Twenty-six weeks ended June 29, 2024		Twenty-six weeks ended July 1, 2023
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$729,737	100.0%	$729,726	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	378,106	51.8	421,008	57.7
Selling, warehouse, general and administrative expenses	239,719	32.9	222,517	30.5
Depreciation	32,635	4.5	30,505	4.2
Amortization	30,503	4.2	31,150	4.3
Other expense, net	884	0.1	2,660	0.4
Income from operations	47,890	6.6	21,886	3.0
Interest expense, net	29,208	4.0	36,152	5.0
Refinancing charges	3,008	0.4	—	—
Income (loss) before income taxes	15,674	2.1	(14,266)	(2.0)
Income tax expense (benefit)	4,631	0.6	(9,679)	(1.3)
Net income (loss)	$11,043	1.5%	$(4,587)	(0.6)%

Adjusted EBITDA(1)	$120,679	16.5%	$98,168	13.5%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income (loss) to Adjusted EBITDA.
Net Sales by Segment

	Twenty-six weeks ended June 29, 2024	% of Net Sales	Twenty-six weeks ended July 1, 2023	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$538,004	73.7%	$522,645	71.6%	$15,359	2.9%
Robotics and Digital Solutions	112,955	15.5	123,522	16.9	(10,567)	(8.6)
Canada	78,778	10.8	83,559	11.5	(4,781)	(5.7)
Consolidated	$729,737		$729,726		$11

The increase in total net sales during the twenty-six weeks ended June 29, 2024 was driven primarily driven by the factors described below:
Hardware and Protective Solutions net sales increased by $15.4 million in the twenty-six weeks ended June 29, 2024 due to the following:
•Hardware net sales increased by $15.4 million primarily driven by $21.5 million in additional sales related to the Koch acquisition, offset by decreased volume.
•Protective equipment net sales were comparable to prior year.
Robotics and Digital Solutions net sales in the twenty-six weeks ended June 29, 2024 decreased by $10.6 million primarily driven by decreased volume of key and engraving sales.
Canada net sales decreased by $4.8 million primarily due to price decreases of $2.9 million, volume decreases of $1.2 million, and an unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

27 | June 29, 2024 Form 10-Q

	Twenty-six weeks ended June 29, 2024	% of Segment Net Sales	Twenty-six weeks ended July 1, 2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$299,470	55.7%	332,323	63.6%	$(32,853)	(9.9)%
Robotics and Digital Solutions	32,624	28.9	36,045	29.2	(3,421)	(9.5)
Canada	46,012	58.4	52,640	63.0	(6,628)	(12.6)
Consolidated	$378,106	51.8%	$421,008	57.7%	$(42,902)	(10.2)%
Hardware and Protective Solutions cost of sales as a percentage of net sales decreased primarily due to decreased product and shipping costs.
Robotics and Digital Solutions cost of sales as a percentage of net sales decreased primarily due to decreased product and shipping costs as well as a shift in product mix from full-service to self-service keys.
Canada cost of sales as a percentage of net sales decreased primarily due to decreased shipping and product costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

	Twenty-six weeks ended June 29, 2024	% of Segment Net Sales	Twenty-six weeks ended July 1, 2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	169,675	31.5%	153,556	29.4%	$16,119	10.5%
Robotics and Digital Solutions	45,920	40.7	$46,800	37.9	(880)	(1.9)
Canada	24,124	30.6	22,161	26.5	1,963	8.9
Consolidated	$239,719	32.9%	$222,517	30.5%	$17,202	7.7%
Hardware and Protective Solutions SG&A increased due to the following:
•Selling expense increased by $7.3 million primarily due to increased compensation and benefit expense.
•General and administrative (“G&A”) increased $7.5 million. The increase was primarily driven by an increase in stock-based compensation expense, compensation and benefit expense, and an increased investment into information technology.
•Warehouse expense increased $1.3 million due to inflation in labor and shipping costs.
Robotics and Digital Solutions SG&A decreased due to the following:
•Selling expense decreased by $0.8 million primarily due to reduced variable selling expenses.
Canada SG&A increased due to the following:
•Selling expense increased by $1.0 million primarily due to increased compensation and benefit expense.
•G&A increased by $0.8 million primarily driven by costs associated with facility consolidation and increased compensation and benefit expense.
Other Operating Expenses
Depreciation expense increased $2.1 million due to capital spend on merchandising racks.
Amortization expense in the twenty-six weeks ended June 29, 2024 decreased by $0.6 million primarily due to the write down of the carrying values of intangible assets to their fair value as a result of exiting a specific product line that occurred in the fourth quarter of 2023.
In the twenty-six weeks ended June 29, 2024, other income (expense) consisted primarily of a $0.8 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note

28 | June 29, 2024 Form 10-Q

15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information).
In the twenty-six weeks ended July 1, 2023, other income (expense) consisted primarily of a $4.2 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. We also received $0.6 million in benefits from the state and local governments associated with our new facilities in the twenty-six weeks ended July 1, 2023. In addition, we recorded exchange rate gains of $0.4 million in the twenty-six weeks ended July 1, 2023.
Income from Operations

	Twenty-six weeks ended June 29, 2024	Twenty-six weeks ended July 1, 2023	$ Change	% Change
Hardware and Protective Solutions	$29,291	$531	$28,760	5416.2%
Robotics and Digital Solutions	13,067	14,836	(1,769)	(11.9)
Canada	5,532	6,519	(987)	(15.1)
Total segment income from operations	$47,890	$21,886	$26,004	118.8%
Income from operations in our Hardware and Protective Solutions segment increased $28.8 million due to the changes in net sales, cost of sales, and SG&A expenses described above.
Income from operations in our Robotics and Digital Solutions segment decreased $1.8 million. The $1.8 million decrease is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, including a decrease in depreciation expense of $1.1 million due to certain assets becoming fully depreciated and a decrease of $1.9 million in other expense driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations decreased by $1.0 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above, in addition to exchange rate losses of $0.5 million in the twenty-six weeks ended June 29, 2024 and exchange rate gains of $0.2 million in the twenty-six weeks ended July 1, 2023.
Interest expense, net, decreased $6.9 million in the twenty-six weeks ended June 29, 2024 primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2024 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes
For the twenty-six weeks ended June 29, 2024 and twenty-six weeks ended July 1, 2023, the effective income tax rate was 29.5% and 67.8%, respectively. The Company recorded an income tax provision for the twenty-six weeks ended June 29, 2024 of $4.6 million based on a pre-tax income of $15.7 million, and an income tax benefit for the twenty-six weeks ended July 1, 2023 of $9.7 million based on a pre-tax loss of $14.3 million.
In 2024, the effective tax rate differed from the U.S. federal statutory tax rate due to state and foreign income taxes and certain non-deductible expenses (see Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information).
In 2023, the Company's effective tax rate differed from the U.S. federal statutory tax rate primarily due to Global Intangible Low-Taxed Income ("GILTI") from the Canadian subsidiary. In addition, the effective tax rate differed from the U.S. federal statutory tax rate for 2023 due to state and foreign income taxes and certain non-deductible expenses.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used to measure the operational strength and performance of our businesses, as well as to assist in the evaluation of underlying trends in our businesses. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital and tax structures, as our management excludes these results when evaluating our operating performance. Our management uses this financial measure to evaluate our consolidated operating performance and the operating performance of our operating segments as well as to

29 | June 29, 2024 Form 10-Q

allocate resources and capital to our operating segments. Additionally, we believe that Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to similar measures used by other companies.
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Thirteen Weeks Ended June 29, 2024	Thirteen Weeks Ended July 1, 2023	Twenty-six Weeks Ended June 29, 2024	Twenty-six Weeks Ended July 1, 2023
Net income (loss)	$12,535	$4,545	$11,043	$(4,587)
Income tax expense (benefit)	5,114	(1,823)	4,631	(9,679)
Interest expense, net	13,937	18,075	29,208	36,152
Depreciation	16,297	13,800	32,635	30,505
Amortization	15,249	15,578	30,503	31,150
EBITDA	$63,132	$50,175	$108,020	$83,541

Stock compensation expense	3,656	3,405	6,485	6,042
Restructuring and other(1)	879	1,440	1,870	2,848
Litigation expense (2)	—	—	—	260
Transaction and integration expense (3)	242	510	516	1,310
Change in fair value of contingent consideration	448	2,452	780	4,167
Refinancing costs (4)	—	—	3,008	—
Adjusted EBITDA	$68,357	$57,982	$120,679	$98,168
(1)Includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities.
(2)Litigation expense includes legal fees associated with our litigation with Hy-Ko Products Company LLC.
(3)Transaction and integration expense includes professional fees and other costs related to the Koch Industries, Inc. acquisition and the CCMP secondary offerings in 2023.
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

30 | June 29, 2024 Form 10-Q

Thirteen weeks ended June 29, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$20,043	$7,310	$4,233	$31,586
Depreciation and amortization	20,244	10,066	1,236	31,546
Stock compensation expense	3,052	333	271	3,656
Restructuring and other	63	100	716	879
Transaction and integration expense	233	9	—	242
Change in fair value of contingent consideration	—	448	—	448
Adjusted EBITDA	$43,635	$18,266	$6,456	$68,357

Thirteen weeks ended July 1, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$4,367	$10,374	$6,056	$20,797
Depreciation and amortization	19,028	9,110	1,240	29,378
Stock compensation expense	2,865	329	211	3,405
Restructuring and other	1,128	202	110	1,440
Transaction and integration expense	459	51	—	510
Change in fair value of contingent consideration	—	2,452	—	2,452
Adjusted EBITDA	$27,847	$22,518	$7,617	$57,982

Twenty-six weeks ended June 29, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$29,291	$13,067	$5,532	$47,890
Depreciation and amortization	40,113	20,442	2,583	63,138
Stock compensation expense	5,389	613	483	6,485
Restructuring and other	612	357	901	1,870
Transaction and integration expense	496	20	—	516
Change in fair value of contingent consideration	—	780	—	780
Adjusted EBITDA	$75,901	$35,279	$9,499	$120,679

Twenty-six weeks ended July 1, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$531	$14,836	$6,519	$21,886
Depreciation and amortization	37,571	21,675	2,409	61,655
Stock compensation expense	5,070	611	361	6,042
Restructuring and other	2,385	353	110	2,848
Litigation expense	—	260	—	260
Transaction and integration expense	1,169	141	—	1,310
Change in fair value of contingent consideration	—	4,167	—	4,167
Adjusted EBITDA	$46,726	$42,043	$9,399	$98,168

31 | June 29, 2024 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Our working capital position, which we define as current assets minus current liabilities, of $351.2 million as of June 29, 2024 represents an increase of $26.3 million from the December 30, 2023 level of $324.9 million. $18.3 million of the increase is related the acquisition of Koch Industries Inc. that occurred in January 2024. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.
The following table presents the key categories of our condensed consolidated statements of cash flows:

	Twenty-six weeks ended June 29, 2024	Twenty-six weeks ended July 1, 2023	$ Change
Net cash provided by operating activities	$76,476	$115,046	$(38,570)
Net cash used for investing activities	(64,014)	(37,554)	(26,460)
Net cash provided by (used for) financing activities	770	(69,963)	70,733
Net increase in cash and cash equivalents	15,463	6,575	8,888
Operating Cash Flows:
Net cash provided by operating activities for the twenty-six weeks ended June 29, 2024 was unfavorably impacted by increases in accounts receivable due to the seasonality of our business, and increased inventory driven by demand as we normalize our inventory levels. Additionally, we saw increased accounts payable due to the timing of inventory purchases and payments.
Net cash provided by operating activities for the twenty-six weeks ended July 1, 2023 was favorably impacted by reduced inventory as part of the company's ongoing strategic initiative to lower inventory on hand during 2023 following the build up of inventory in prior years due to inflation and supply chain challenges. Additionally, we saw increased accounts payable due to the timing of inventory purchases and payments.
Investing Cash Flows:
Capital Expenditures:
Cash of $40.1 million and $37.0 million was used in the twenty-six weeks ended June 29, 2024 and twenty-six weeks ended July 1, 2023, respectively, to invest in new key duplicating and engraving kiosks and merchandising racks.
Acquisitions:
On January 11, 2024, we completed the acquisition of Koch Industries, Inc. ("Koch"), a premier provider and merchandiser of rope and twine, chain and wire rope, and related hardware products for a total purchase price of $23.8 million. See Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information.
Financing Cash Flows:
Term Loan:
The Company used $4.3 million of cash for principal payments on the senior term loan. As of June 29, 2024, we have outstanding borrowings of $747.6 million on the term loan. See Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.
ABL Revolver:
We drew approximately $65.0 million on our revolver, in the twenty-six weeks ended June 29, 2024, primarily to fund seasonal inventory purchases along with the acquisition of Koch referenced above. We were able to fully repay the draws during the twenty-six weeks ended June 29, 2024 using cash generated from our operations. On a

32 | June 29, 2024 Form 10-Q

net basis, the activity on the revolver had no impact to our cash flows used for financing activities in the twenty-six weeks ended June 29, 2024.
In the twenty-six weeks ended July 1, 2023, revolver repayments, net of draws, used $64.0 million of cash.
Stock Option Exercises:
In the twenty-six weeks ended June 29, 2024 and twenty-six weeks ended July 1, 2023 the Company received $6.4 million and $0.6 million from the exercise of stock options, respectfully.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of June 29, 2024, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at June 29, 2024, after consideration of our SOFR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.9 million.
FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $149.5 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of June 29, 2024. The foreign subsidiaries' net tangible assets were $94.2 million and the net intangible assets were $55.3 million as of June 29, 2024.

33 | June 29, 2024 Form 10-Q

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

ITEM 4 - CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 29, 2024, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On January 11, 2024, the Company completed the acquisition of Koch Industries, Inc. ("Koch"). SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Koch's internal control over financial reporting as of June 29, 2024.

34 | June 29, 2024 Form 10-Q

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
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. – OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 29, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

35 | June 29, 2024 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

10.1
Amended Hillman Solutions Corp. 2021 Equity Incentive Plan, dated July 14, 2021 and as amended as of June 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2024).

10.2
Amendment No. 5 to the ABL Credit Agreement, dated as of June 27, 2024, by and among The Hillman Companies, Inc., The Hillman Group, Inc., The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (filed herewith).

10.3
Amended and Restated ABL Credit Agreement, as amended and restated as of June 27, 2024, by and among The Hillman Companies, Inc., The Hillman Group, Inc., The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 filed with the Securities and Exchange Commission on August 6, 2024, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 29, 2024 and the thirteen and twenty-six weeks ended July 1, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 29, 2024 and the twenty-six weeks ended July 1, 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and twenty-six weeks ended June 29, 2024 and the thirteen and twenty-six weeks ended July 1, 2023, and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract or any compensatory plan, contract or arrangement.

36 | June 29, 2024 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Principal Financial Officer}	(Chief Accounting Officer)
DATE: August 6, 2024

37 | June 29, 2024 Form 10-Q