Form 10-Q
period 2024-09-28
Hillman Solutions Corp.
filed 2024-11-05
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 1, 2024, 196,591,013 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of September 28, 2024	As of December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$59,820	$38,553
Accounts receivable, net of allowances of $10,365 ($2,770 - 2023)	129,633	103,482
Inventories, net	419,385	382,710
Other current assets	15,566	23,235
Total current assets	624,404	547,980
Property and equipment, net of accumulated depreciation of $374,289 ($333,875 - 2023)	221,769	200,553
Goodwill	829,246	825,042
Other intangibles, net of accumulated amortization of $516,026 ($470,791 - 2023)	622,562	655,293
Operating lease right of use assets	85,254	87,479
Other assets	14,332	14,754
Total assets	$2,397,567	$2,331,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,809	$140,290
Current portion of debt and finance lease liabilities	13,039	9,952
Current portion of operating lease liabilities	16,331	14,407
Accrued expenses:
Salaries and wages	29,645	22,548
Pricing allowances	6,693	8,145
Income and other taxes	7,700	6,469
Other accrued liabilities	29,895	21,309
Total current liabilities	269,112	223,120
Long-term debt	730,666	731,708
Deferred tax liabilities	130,403	131,552
Operating lease liabilities	75,585	79,994
Other non-current liabilities	10,577	10,198
Total liabilities	$1,216,343	$1,176,572
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.0001 par value, 500,000,000 shares authorized, 196,514,508 and 194,913,124 shares issued and outstanding in 2024 and 2023, respectfully	20	20
Additional paid-in capital	1,438,074	1,418,535
Accumulated deficit	(217,729)	(236,206)
Accumulated other comprehensive loss	(39,141)	(27,820)
Total stockholders' equity	1,181,224	1,154,529
Total liabilities and stockholders' equity	$2,397,567	$2,331,101
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | September 28, 2024 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended September 30, 2023	Thirty-nine Weeks Ended September 28, 2024	Thirty-nine Weeks Ended September 30, 2023
Net sales	$393,296	$398,943	$1,123,033	$1,128,669
Cost of sales (exclusive of depreciation and amortization shown separately below)	203,700	222,644	581,806	643,652
Selling, warehouse, general and administrative expenses	130,261	113,359	369,980	335,876
Depreciation	17,948	14,434	50,583	44,939
Amortization	15,354	15,583	45,857	46,733
Other (income) expense, net	(881)	(1,819)	3	841
Income from operations	26,914	34,742	74,804	56,628
Interest expense, net	15,108	16,728	44,316	52,880
Refinancing costs	—	—	3,008	—
Income before income taxes	11,806	18,014	27,480	3,748
Income tax expense	4,372	12,957	9,003	3,278
Net income	$7,434	$5,057	$18,477	$470

Basic income per share	$0.04	$0.03	$0.09	$0.00
Weighted average basic shares outstanding	196,297	194,794	195,914	194,662

Diluted income per share	$0.04	$0.03	$0.09	$0.00
Weighted average diluted shares outstanding	199,034	196,575	198,370	195,832

Net income from above	$7,434	$5,057	$18,477	$470
Other comprehensive loss:
Foreign currency translation adjustments	(14,350)	(2,994)	(18,570)	1,851
Hedging activity	7,486	(4,257)	7,249	(10,159)
Total other comprehensive loss	(6,864)	(7,251)	(11,321)	(8,308)
Comprehensive income (loss)	$570	$(2,194)	$7,156	$(7,838)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | September 28, 2024 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirty-nine Weeks Ended September 28, 2024	Thirty-nine Weeks Ended September 30, 2023
Cash flows from operating activities:
Net income	$18,477	$470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,440	91,672
Deferred income taxes	(1,326)	1,835
Deferred financing and original issue discount amortization	3,807	3,993
Stock-based compensation expense	9,742	9,111
Customer bankruptcy reserve	7,757	—
Loss on debt restructuring	3,008	—
Cash paid to third parties in connection with debt restructuring	(1,554)	—
Loss on disposal of property and equipment	56	—
Change in fair value of contingent consideration	313	2,614
Changes in operating items:
Accounts receivable, net	(22,906)	(42,883)
Inventories, net	(2,036)	92,833
Other assets	(142)	(5,697)
Accounts payable	17,822	27,220
Other accrued liabilities	10,729	(9,691)
Net cash provided by operating activities	140,187	171,477
Cash flows from investing activities:
Acquisition of business, net of cash received	(57,762)	(300)
Capital expenditures	(64,196)	(52,145)
Other investing activities	(211)	(318)
Net cash used for investing activities	(122,169)	(52,763)
Cash flows from financing activities:
Repayments of senior term loans	(4,255)	(86,383)
Financing fees	(33)	—
Borrowings on revolving credit loans	77,000	172,000
Repayments of revolving credit loans	(77,000)	(197,000)
Principal payments under finance lease obligations	(2,698)	(1,687)
Proceeds from exercise of stock options	8,938	1,600
Payments of contingent consideration	(196)	(1,175)
Other financing activities	(103)	883
Net cash provided by (used for) financing activities	1,653	(111,762)
Effect of exchange rate changes on cash	1,596	1,229
Net increase in cash and cash equivalents	21,267	8,181
Cash and cash equivalents at beginning of period	38,553	31,081
Cash and cash equivalents at end of period	$59,820	$39,262
Supplemental disclosure of cash flow information:
Interest paid	$30,348	$43,843
Income taxes paid	7,967	3,999
Capital expenditures in accounts payable	2,200	1,518
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | September 28, 2024 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Thirty-nine weeks ended September 28, 2024
Balance at December 30, 2023	194,913	$20	$1,418,535	$(236,206)	$(27,820)	$1,154,529
Net loss	—	—	—	(1,492)	—	(1,492)
Stock option activity, stock awards and employee stock purchase plan	1,029	—	8,585	—	—	8,585
Hedging activity	—	—	—	—	(1,817)	(1,817)
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,487	1,487
Balance at March 30, 2024	195,942	$20	$1,427,120	$(237,698)	$(28,150)	$1,161,292
Net Income	—	—	—	12,535	—	12,535
Stock option activity, stock awards and employee stock purchase plan	214	—	4,742	—	—	4,742
Hedging activity	—	—	—	—	1,580	1,580
Change in cumulative foreign currency translation adjustment	—	—	—	—	(5,707)	(5,707)
Balance at June 29, 2024	196,156	$20	$1,431,862	$(225,163)	$(32,277)	$1,174,442
Net Income	—	—	—	7,434	—	7,434
Stock option activity, stock awards and employee stock purchase plan	358	—	6,212	—	—	6,212
Hedging activity	—	—	—	—	7,486	7,486
Change in cumulative foreign currency translation adjustment	—	—	—	—	(14,350)	(14,350)
Balance at September 28, 2024	196,514	$20	$1,438,074	$(217,729)	$(39,141)	$1,181,224

Thirty-nine weeks ended September 30, 2023
Balance at December 31, 2022	194,548	$20	$1,404,360	$(226,617)	$(21,024)	$1,156,739
Net loss	—	—	—	(9,132)	—	(9,132)
Stock option activity, stock awards and employee stock purchase plan	—	—	2,708	—	—	2,708
Hedging activity	—	—	—	—	(5,142)	(5,142)
Change in cumulative foreign currency translation adjustment	—	—	—	—	959	959
Balance at April 1, 2023	194,548	$20	$1,407,068	$(235,749)	$(25,207)	$1,146,132
Net Income	—	—	—	4,545	—	4,545
Stock option activity, stock awards and employee stock purchase plan	159	—	4,012	—	—	4,012
Hedging activity	—	—	—	—	(760)	(760)
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,886	3,886
Balance at July 1, 2023	194,707	$20	$1,411,080	$(231,204)	$(22,081)	$1,157,815
Net Income	—	—	—	5,057	—	5,057
Stock option activity, stock awards and employee stock purchase plan	120	—	3,979	—	—	3,979
Hedging activity	—	—	—	—	(4,257)	(4,257)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,994)	(2,994)
Balance at September 30, 2023	194,827	$20	$1,415,059	$(226,147)	$(29,332)	$1,159,600
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | September 28, 2024 Form 10-Q

1. BASIS OF PRESENTATION
The accompanying condensed financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen and thirty-nine weeks ended September 28, 2024. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen and thirty-nine weeks ended September 28, 2024 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 30, 2023 and notes thereto included in the Form 10-K filed on February 22, 2024 with the Securities and Exchange Commission (“SEC”).
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

5 | September 28, 2024 Form 10-Q

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

The following tables display our disaggregated revenue by product category.

Thirteen weeks ended September 28, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$224,850	$—	$33,918	$258,768
Personal Protective	70,993	—	724	71,717
Keys and Key Accessories	—	48,593	2,674	51,267
Engraving and Resharp	—	11,538	6	11,544
Total Revenue	$295,843	$60,131	$37,322	$393,296

Thirteen weeks ended September 30, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$228,515	$—	$35,497	$264,012
Personal Protective	67,038	—	1,933	68,971
Keys and Key Accessories	—	50,408	2,477	52,885
Engraving and Resharp	—	13,060	15	13,075
Total Revenue	$295,553	$63,468	$39,922	$398,943

Thirty-nine weeks ended September 28, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$670,369	$—	$106,109	$776,478
Personal Protective	163,478	—	3,327	166,805
Keys and Key Accessories	—	137,395	6,634	144,029
Engraving and Resharp	—	35,691	30	35,721
Total Revenue	$833,847	$173,086	$116,100	$1,123,033

Thirty-nine weeks ended September 30, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$658,629	$—	$111,462	$770,091
Personal Protective	159,569	—	5,474	165,043
Keys and Key Accessories	—	147,976	6,510	154,486
Engraving and Resharp	—	39,014	35	39,049
Total Revenue	$818,198	$186,990	$123,481	$1,128,669

The following tables disaggregate our revenue by geographic location.

6 | September 28, 2024 Form 10-Q

Thirteen weeks ended September 28, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$291,750	$60,131	$—	$351,881
Canada	—	—	37,322	37,322
Mexico	4,093	—	—	4,093
Consolidated	$295,843	$60,131	$37,322	$393,296

Thirteen weeks ended September 30, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$292,580	$63,468	$—	$356,048
Canada	—	—	39,922	39,922
Mexico	2,973	—	—	2,973
Consolidated	$295,553	$63,468	$39,922	$398,943

Thirty-nine weeks ended September 28, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$820,706	$173,086	$—	$993,792
Canada	—	—	116,100	116,100
Mexico	13,141	—	—	13,141
Consolidated	$833,847	$173,086	$116,100	$1,123,033

Thirty-nine weeks ended September 30, 2023
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$809,250	$186,990	$—	$996,240
Canada	—	—	123,481	123,481
Mexico	8,948	—	—	8,948
Consolidated	$818,198	$186,990	$123,481	$1,128,669
The Company's revenue by geography is allocated based on the location of its sales operations.
Hardware and Protective Solutions' revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, and personal protective equipment such as gloves and eyewear, as well as in-store merchandising services for the related product category.
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

7 | September 28, 2024 Form 10-Q

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
Ajustlock
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
The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of Koch.

8 | September 28, 2024 Form 10-Q

Inventory	$20,194
Other current assets	275
Property and equipment	586
Goodwill	3,048
Customer relationships	4,000
Trade names	300
Total assets acquired	$28,403
Less:
Liabilities assumed	(4,620)
Total purchase price	$23,783
Net sales and operating income from Koch included in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 28, 2024 were as follows:

	Thirteen weeks ended September 28, 2024	Thirty-nine weeks ended September 28, 2024
Net sales	$10,261	$31,716
Operating income	1,268	3,899
Pro forma financial information has not been presented for Koch as the financial results of Koch were insignificant to the financial results of the Company on a standalone basis.
Intex DIY, Inc.
On August 23, 2024, the Company completed the acquisition of Intex DIY, Inc. ("Intex"), a leading supplier of wiping cloths, consumable rags, and cleaning textiles for a total purchase price of $33,979. This acquisition expands Hillman’s offerings in the cleaning products category. Intex has business operations throughout North America and its financial results will reside in the Company's Hardware and Protective Solutions reportable segment.
The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of Intex.

Accounts receivable	$11,981
Inventory	15,897
Other current assets	26
Property and equipment	2,846
Goodwill	2,333
Customer relationships	9,400
Trade names	104
Total assets acquired	$42,587
Less:
Liabilities assumed	(8,608)
Total purchase price	$33,979
Net sales and operating income from Intex included in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss) from the date of acquisition through September 28, 2024 were as follows:

Thirteen weeks ended September 28, 2024
Net sales	$6,573
Operating income	820

9 | September 28, 2024 Form 10-Q

Pro forma financial information has not been presented for Intex as the financial results of Intex were insignificant to the financial results of the Company on a standalone basis.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions (1)	Dispositions	Other (2)	Goodwill at
	December 30, 2023				September 28, 2024
Hardware and Protective Solutions	$575,298	$5,381	$—	$(594)	$580,085
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	28,808	—	—	(583)	28,225
Total	$825,042	$5,381	$—	$(1,177)	$829,246
(1)The amount relates to the Koch and Intex acquisitions, see Note 4 - Acquisitions for additional information.
(2)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada, Hardware Solutions, and Protective Solutions reporting units.
Other intangibles, net, as of September 28, 2024 and December 30, 2023 consist of the following:

	Estimated Useful Life (Years)			September 28, 2024	December 30, 2023
Customer relationships	13	-	20	$956,843	$944,713
Trademarks - indefinite	Indefinite			85,290	85,520
Trademarks - other	2	-	15	29,549	31,665
Technology and patents	5	-	12	66,906	64,186
Intangible assets, gross				1,138,588	1,126,084
Less: Accumulated amortization				516,026	470,791
Other intangibles, net				$622,562	$655,293

The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen and thirty-nine weeks ended September 28, 2024 was $15,354 and $45,857, respectively. Amortization expense for the thirteen and thirty-nine weeks ended September 30, 2023 was $15,583 and $46,733, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and thirty-nine weeks ended September 28, 2024 and the thirteen and thirty-nine weeks ended September 30, 2023, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.
6. COMMITMENTS AND CONTINGENCIES
Insurance Coverage
The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development

10 | September 28, 2024 Form 10-Q

of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,980 recorded for such risks is adequate as of September 28, 2024.
As of September 28, 2024, the Company has provided certain vendors and insurers letters of credit aggregating to $40,868 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $3,637 recorded for such risks is adequate as of September 28, 2024.
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
Sales to related parties, which are included in net sales, consist of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $204 and $469 in the thirteen and thirty-nine weeks ended September 28, 2024, respectively. Sales to related parties were $519 and $1,167 in the thirteen and thirty-nine weeks ended September 30, 2023, respectively.

8. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and thirty-nine weeks ended September 28, 2024, and for the thirteen and thirty-nine weeks ended September 30, 2023, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax income to calculate the income tax expense.
For the thirteen and thirty-nine weeks ended September 28, 2024, the effective income tax rate was 37.0% and 32.8%, respectively. The Company recorded an income tax provision for the thirteen and thirty-nine weeks ended

11 | September 28, 2024 Form 10-Q

September 28, 2024 of $4,372 and $9,003, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 28, 2024 was the result of certain non-deductible expenses and state and foreign income taxes.
For the thirteen and thirty-nine weeks ended September 30, 2023, the effective income tax rate was 71.9% and 87.5%. The Company recorded an income tax provision for the thirteen and thirty-nine weeks ended September 30, 2023 of $12,957 and $3,278, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 30, 2023 was the result of certain non-deductible expenses and state and foreign income taxes.

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

	September 28, 2024	December 30, 2023
Revolving loans	$—	$—
Senior Term Loan, due 2028	747,597	751,852
Finance lease & other obligations	10,956	9,097
	758,553	760,949
Unamortized discount on Senior Term Loan	(3,154)	(4,087)
Current portion of long-term debt and finance leases	(13,039)	(9,952)
Deferred financing fees	(11,694)	(15,202)
Total long-term debt, net	$730,666	$731,708
As of September 28, 2024, the Asset-Backed Loan ("ABL") Revolver did not have an outstanding balance, and had outstanding letters of credit of $40,868. The Company has $264,819 of available borrowings under the revolving credit facility as a source of liquidity as of September 28, 2024 based on the customary ABL borrowing base and availability provisions.
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

12 | September 28, 2024 Form 10-Q

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
The components of operating and finance lease costs for the thirteen and thirty-nine weeks ended September 28, 2024 and thirteen and thirty-nine weeks ended September 30, 2023 were as follows:

	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended September 30, 2023	Thirty-nine Weeks Ended September 28, 2024	Thirty-nine Weeks Ended September 30, 2023
Operating lease costs	$5,335	$5,011	$15,778	$16,055
Short term lease costs	689	1,003	2,996	4,095
Variable lease costs	657	229	1,821	1,204
Finance lease costs:
Amortization of right of use assets	989	714	2,875	1,808
Interest on lease liabilities	142	92	405	188
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $6,681 and $20,595 in the thirteen and thirty-nine weeks ended September 28, 2024 and $6,243 and $21,354 in the thirteen and thirty-nine weeks ended September 30, 2023. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles, and short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 28, 2024 and December 30, 2023:

	September 28, 2024		December 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	5.63	2.94	6.33	2.95
Weighted average discount rate	6.74%	5.85%	7.04%	5.38%
Supplemental balance sheet information related to the Company's finance leases was as follows as of September 28, 2024 and December 30, 2023:

	September 28, 2024	December 30, 2023
Finance lease assets, net, included in property plant and equipment	$8,980	$7,166

Current portion of long-term debt	3,547	2,800
Long-term debt, less current portion	5,727	4,512
Total principal payable on finance leases	$9,274	$7,312

13 | September 28, 2024 Form 10-Q

Supplemental cash flow information related to the Company's operating and finance leases was as follows for the thirty-nine weeks ended September 28, 2024 and thirty-nine weeks ended September 30, 2023:

	Thirty-nine Weeks Ended September 28, 2024	Thirty-nine Weeks Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$15,980	$15,119
Operating cash outflow from finance leases	402	170
Financing cash outflow from finance leases	2,698	1,687
As of September 28, 2024, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of September 28, 2024:

	Operating Leases	Finance Leases
Less than one year	$21,818	$3,997
1 to 2 years	21,229	3,143
2 to 3 years	19,612	1,926
3 to 4 years	16,988	832
4 to 5 years	12,708	219
After 5 years	17,701	1
Total future minimum rental commitments	110,056	10,118
Less - amounts representing interest	(18,140)	(844)
Present value of lease liabilities	$91,916	$9,274
Lessor
The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
11. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Common Stock
Hillman Solutions Corp. has one class of common stock.
Accumulated Other Comprehensive Income (Loss)
The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 31, 2022 to September 28, 2024, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

14 | September 28, 2024 Form 10-Q

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(21,024)
Other comprehensive income before reclassifications	8,812
Amounts reclassified from other comprehensive income	(15,608)
Net current period other comprehensive loss (1)	(6,796)
Balance at December 30, 2023	(27,820)
Other comprehensive income before reclassifications	(22,073)
Amounts reclassified from other comprehensive income	10,752
Net current period other comprehensive loss (2)	(11,321)
Balance at September 28, 2024	$(39,141)
1.During the year ended December 30, 2023, the Company deferred a gain of $125, reclassified a gain of $15,608 net of tax of $3,886 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the thirty-nine weeks ended September 28, 2024, the Company deferred a loss of $1,074, reclassified a loss of $10,752 net of tax of $2,429 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
12. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan had stock compensation expense of $337 and $1,335 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 28, 2024, respectfully, and $876 and $3,502 for the thirteen and thirty-nine weeks ended September 30, 2023, respectfully.
Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on Company stock price hurdles.
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
Exercise of Stock Options
As of September 28, 2024, 1,216,450 outstanding options under the 2014 were exercised providing aggregate proceeds to the Company of approximately $8,938.

15 | September 28, 2024 Form 10-Q

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
The 2021 Equity Incentive Plan had stock compensation expense of $2,826 and $8,111 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 28, 2024, respectively, and $2,103 and $5,335 were recorded for the thirteen and thirty-nine weeks ended September 30, 2023, respectively.
Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on specified targets such as Company performance and Company stock price hurdles.
Restricted Stock Units
The RSUs granted to employees for service generally vest after three years, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the sooner of the first anniversary of the grant date or the Company's next annual meeting of stockholders.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen and thirty-nine weeks ended September 28, 2024, there was approximately $94 and $296, respectively, and as of the thirteen and thirty-nine weeks ended September 30, 2023, there was approximately $90 and $274 of compensation expense related to the ESPP, respectively.
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

16 | September 28, 2024 Form 10-Q

	Thirteen Weeks Ended September 28, 2024			Thirty-nine Weeks Ended September 28, 2024
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$7,434	196,297	$0.04	$18,477	195,914	$0.09
Dilutive effect of stock options and awards	—	2,737	—	—	2,456	—
Net income per diluted common share	$7,434	199,034	$0.04	$18,477	198,370	$0.09

	Thirteen Weeks Ended September 30, 2023			Thirty-nine Weeks Ended September 30, 2023
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$5,057	194,794	0.03	$470	194,662	$0.00
Dilutive effect of stock options and awards	—	1,781	—	—	1,170	—
Net income per diluted common share	$5,057	196,575	0.03	$470	195,832	$0.00
Stock options and awards outstanding totaling 2,671 and 2,779 were excluded from the computation for the thirteen and thirty-nine weeks ended September 28, 2024, respectively, and 2,794 and 4,324 for the thirteen and thirty-nine weeks ended September 30, 2023, respectively, as they would have had an antidilutive effect under the treasury stock method.
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
Interest Rate Swap Agreements
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 1") for a notional amount of $144,000. The forward start date of the 2021 Swap 1 was July 30, 2021 and the termination date was July 31, 2024. Originally, the 2021 Swap 1 had a determined pay fixed interest rate of 0.75%. As of June 30, 2023 the Company modified the terms of the swaps to replace the LIBOR-based reference rates with SOFR-based reference rates, in accordance with the respective swap agreements and market conventions. This modification resulted in a determined pay fixed interest rate of 0.74%. In accordance with ASC 815, the Company determined the 2021 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive loss within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses are reclassified out of other comprehensive loss into interest expense in the same period during which the hedged transactions affect earnings.
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 2") for a notional amount of $216,000. The forward start date of the 2021 Swap 2 was July 30, 2021 and the termination date was July 31, 2024.

17 | September 28, 2024 Form 10-Q

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
On December 19, 2023, the Company entered into an interest swap agreement ("2024 Swap 1") for a notional amount of $144,000. The forward start date of the 2024 Swap 1 was July 21, 2024 and the termination date is January 31, 2027. The 2024 Swap 1 has a determined pay fixed interest rate of 3.8%. In accordance with ASC 815, the Company determined the 2024 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive loss within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses are reclassified out of other comprehensive loss into interest expense in the same period during which the hedged transactions affect earnings.
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
As of September 28, 2024, 2021 Swap 1 and 2021 Swap 2 expired, and as such have no remaining value. The following table summarizes the Company's derivative financial instruments:

	Asset Derivatives			Liability Derivatives
		As of September 28, 2024	As of December 30, 2023		As of September 28, 2024	As of December 30, 2023
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other current/other non-current assets	$—	$3,560	Other accrued expenses	$—	$—
2021 Swap 2	Other current/other non-current assets	—	5,336	Other accrued expenses	—	—
2024 Swap 1	Other current/other non-current assets	—	207	Other non-current liabilities	(1,713)	(1,613)
2024 Swap 2	Other current/other non-current assets	276	436	Other non-current liabilities	(1,975)	(1,660)
Total hedging instruments:		$276	$9,539		$(3,688)	$(3,273)
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

18 | September 28, 2024 Form 10-Q

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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of September 28, 2024
	Level 1	Level 2	Level 3	Total
Trading securities	$936	$—	$—	$936
Interest rate swaps	—	(3,412)	—	(3,412)
Contingent consideration payable	—	—	5,012	5,012

	As of December 30, 2023
	Level 1	Level 2	Level 3	Total
Trading securities	$818	$—	$—	$818
Interest rate swaps	—	6,266	—	6,266
Contingent consideration payable	—	—	4,895	4,895
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of September 28, 2024 and December 30, 2023, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
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
The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for Resharp and Instafob as of September 28, 2024.

19 | September 28, 2024 Form 10-Q

	Resharp		Instafob
	Other accrued expense	Other non-current liabilities	Other accrued expense	Other non-current liabilities	Total
Fair value as of December 30, 2023	$200	$4,600	$16	$79	$4,895
Fair value of cash consideration paid	(188)	—	(8)	—	(196)
Change in fair value of contingent consideration	224	65	7	17	313
Fair value as of September 28, 2024	$236	$4,665	$15	$96	$5,012
Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and term loan approximate the fair value at September 28, 2024 and December 30, 2023 as the interest rate is variable and approximates current market rates of debt based on observable market transactions with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 14 - Derivatives and Hedging.
16. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of September 28, 2024: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.
The table below presents revenues and income from operations for our reportable segments for the thirteen and thirty-nine weeks ended September 28, 2024 and thirteen and thirty-nine weeks ended September 30, 2023.

	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended September 30, 2023	Thirty-nine Weeks Ended September 28, 2024	Thirty-nine Weeks Ended September 30, 2023
Revenues
Hardware and Protective Solutions	$295,843	$295,553	$833,847	$818,198
Robotics and Digital Solutions	60,131	63,468	173,086	186,990
Canada	37,322	39,922	116,100	123,481
Total revenues	$393,296	$398,943	$1,123,033	$1,128,669
Segment Income from Operations
Hardware and Protective Solutions	$17,210	$18,556	$46,501	$19,087
Robotics and Digital Solutions	7,342	12,772	20,409	27,608
Canada	2,362	3,414	7,894	9,933
Total segment income from operations	$26,914	$34,742	$74,804	$56,628

17. SUBSEQUENT EVENTS
Term Loan Prepayment
On October 3, 2024, the Company drew $100.0 million from the ABL Revolver and made a discretionary $100.0 million prepayment against the outstanding term loan balance without payment of a premium or penalty.

20 | September 28, 2024 Form 10-Q

True Value Bankruptcy
On October 14, 2024, True Value Company, LLC and certain of its affiliates (collectively, "True Value"), a hardware brand and wholesaler selling to 4,500 independently operated locations, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. True Value accounted for $9,689 and $29,386 of the Company's net sales for the thirteen and thirty-nine weeks ended September 28, 2024, equating to approximately 3% of the Company's net sales in each period. Of the Company's net sales to True Value, approximately 77% are sales made directly to independently owned True Value locations and approximately 23% are made to True Value's wholesale warehouse.
Additionally, True Value accounted for approximately $8,812 of the Company's accounts receivable, net of rebates and discounts, as of the October 14, 2024 Chapter 11 bankruptcy filing date. True Value accounted for approximately $7,910 of the Company's accounts receivable, net of rebates and discounts, as of September 28, 2024.
Concurrent with the announcement of the Chapter 11 bankruptcy filing, True Value also announced that it had entered into an agreement to sell substantially all of its business operations to another home improvement industry peer as a "stalking horse", or lead, bidder and would initiate a competitive bidding process under Section 363 of the bankruptcy code designed to achieve the highest or otherwise best value for True Value.
The Company is currently assessing the impacts of True Value's Chapter 11 reorganization and proposed sale on the Company's future net sales to True Value and on the collectibility of the Company's outstanding accounts receivable. The Company believes the Chapter 11 reorganization will negatively impact future net sales; however, such impact could be partially offset by the ability of the independently owned locations, which are not debtors subject to the Chapter 11 filing, to purchase our products through other hardware wholesalers that are also our customers. With respect to collectibility of our accounts receivable outstanding as of September 28, 2024, the Company recorded a charge of $7,757 representing the net receivable balances less the amount we expect to recover as an administrative claim pursuant to Section 503(b)(9) of the bankruptcy code. The loss was recorded in selling, warehouse, general and administrative expenses. We recorded an additional $884 in reserve in the fourth quarter for receivables generated in the fourth quarter through the bankruptcy date.

21 | September 28, 2024 Form 10-Q

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
All forward-looking statements are made in good faith by the Company and are intended to qualify for the safe harbor from liability established by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You should not rely on these forward-looking statements as predictions of future events. Words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," “target”, “goal”, "may," "will," "could," "should," "believes," "predicts," "potential," "continue," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, the Company’s expectations with respect to future performance. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside the Company's control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) unfavorable economic conditions that may affect our and our customers’, suppliers’ and other business partners’ operations, financial condition and cash flows including spending on home renovation or construction projects, inflation, recessions, instability in the financial markets or credit markets; (2) increased supply chain costs, including raw materials, sourcing, transportation and energy; (3) the highly competitive nature of the markets that we serve; (4) the ability to continue to innovate with new products and services; (5) direct and indirect costs associated with the May 2023 ransomware attack, and our receipt of expected insurance receivables associated with that cyber security incident; (6) seasonality; (7) large customer concentration; (8) the ability to recruit and retain qualified employees; (9) the outcome of any legal proceedings that may be instituted against the Company; (10) adverse changes in currency exchange rates; or (11) regulatory changes and potential legislation that could adversely impact financial results. The foregoing list of factors is not exclusive, and readers should also refer to those risks that are included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K filed on February 22, 2024. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements.
Except as required by applicable law, the Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements in this communication to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.
GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $393.3 million in the thirteen weeks ended September 28, 2024 and $1,123.0 million in the thirty-nine weeks ended September 28, 2024. Hillman sells its products to hardware stores, home improvement centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, and Mexico. Product lines include thousands of small hardware parts such as fasteners and related items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eyewear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation

22 | September 28, 2024 Form 10-Q

of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
RECENT DEVELOPMENTS
Acquisition of Koch Industries, Inc.
On January 11, 2024, we completed the acquisition of Koch Industries, Inc. ("Koch"), a provider and merchandiser of rope and twine, chain and wire rope, and related hardware products for a total purchase price of $23.8 million. Koch has business operations throughout North America and its financial results reside in our Hardware and Protective Solutions reportable segment.
Term Loan Repricing
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
Acquisition of Intex DIY, Inc.
On August 23, 2024, the Company completed the acquisition of Intex DIY, Inc. ("Intex"), a leading supplier of wiping cloths, consumable rags, and cleaning textiles for a total purchase price of $34.0 million. This acquisition expands Hillman’s offerings in the cleaning products category. Intex is based in Georgia and sells to customers located throughout North America and its financial results will reside in the Company's Hardware and Protective Solutions reportable segment.
True Value Bankruptcy
On October 14, 2024, True Value Company, LLC and certain of its affiliates (collectively, "True Value"), a hardware brand and wholesaler selling to 4,500 independently operated locations, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. True Value accounted for $9.7 million and $29.4 million of our net sales for the thirteen and thirty-nine weeks ended September 28, 2024, equating to approximately 3% of our net sales in each period. Of our net sales to True Value, approximately 77% are sales made directly to independently owned True Value locations and approximately 23% are made to True Value's wholesale warehouse.
Additionally, True Value accounted for approximately $8.8 million of our accounts receivable, net of rebates and discounts, as of the October 14, 2024 Chapter 11 bankruptcy filing date. True Value accounted for approximately $7.9 million of our accounts receivable, net of rebates and discounts, as of September 28, 2024.
Concurrent with the announcement of the Chapter 11 bankruptcy filing, True Value also announced that it had entered into an agreement to sell substantially all of its business operations to another home improvement industry peer as a "stalking horse", or lead, bidder and would initiate a competitive bidding process under Section 363 of the bankruptcy code designed to achieve the highest or otherwise best value for True Value.
We are currently assessing the impacts of True Value's Chapter 11 reorganization and proposed sale on our future net sales to True Value and on the collectibility of our outstanding accounts receivable. We believe the Chapter 11 reorganization will negatively impact future net sales; however, such impact could be partially offset by the ability of the independently owned locations, which are not debtors subject to the Chapter 11 filing, to purchase our products through other hardware wholesalers that are also our customers. With respect to collectibility of our accounts receivable outstanding as of September 28, 2024, we recorded a charge of $7.8 million representing the net receivable balances less the amount we expect to recover as an administrative claim pursuant to Section 503(b)(9) of the bankruptcy code. The loss was recorded in selling, warehouse, general and administrative expenses. We recorded an additional $0.9 million in reserve in the fourth quarter for receivables generated in the fourth quarter through the bankruptcy date.
If True Value were unsuccessful with their Chapter 11 reorganization, and instead the business were liquidated, the potential adverse effects due to the loss of sales to the True Value warehouse, on our business, financial condition and results of operations would be more significant.

23 | September 28, 2024 Form 10-Q

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
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers, particularly those located in China and Taiwan, because we purchase a majority of our products for resale from multiple vendors located in these countries. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the CNY by approximately 1.3% in the thirty-nine weeks ended September 28, 2024, increased by 2.9% in 2023, and increased by 8.3% during 2022. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 3.0% in the thirty-nine weeks ended September 28, 2024, declined by 0.4% in 2023, and increased by 10.8% in 2022.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 2.1% in the thirty-nine weeks ended September 28, 2024, declined by 2.4% in 2023, and increased by 5.7% in 2022.
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
Thirteen weeks ended September 28, 2024 vs the Thirteen weeks ended September 30, 2023
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended September 28, 2024 were $393.3 million compared to net sales of $398.9 million for the thirteen weeks ended September 30, 2023, a decrease of approximately $5.6 million or 1.4%.
•Net income for the thirteen weeks ended September 28, 2024 was $7.4 million, or $0.04 per diluted share, compared to net income of $5.1 million, or $0.03 per diluted share for the thirteen weeks ended September 30, 2023.

24 | September 28, 2024 Form 10-Q

•Adjusted EBITDA(1) totaled $72.6 million versus $66.8 million in the thirteen weeks ended September 28, 2024 and in the thirteen weeks ended September 30, 2023, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended September 28, 2024 and the thirteen weeks ended September 30, 2023.

	Thirteen weeks ended September 28, 2024		Thirteen weeks ended September 30, 2023
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$393,296	100.0%	$398,943	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	203,700	51.8	222,644	55.8
Selling, warehouse, general and administrative expenses	130,261	33.1	113,359	28.4
Depreciation	17,948	4.6	14,434	3.6
Amortization	15,354	3.9	15,583	3.9
Other expense, net	(881)	(0.2)	(1,819)	(0.5)
Income from operations	26,914	6.8	34,742	8.7
Interest expense, net	15,108	3.8	16,728	4.2
Income before income taxes	11,806	3.0	18,014	4.5
Income tax expense	4,372	1.1	12,957	3.2
Net income	$7,434	1.9%	$5,057	1.3%

Adjusted EBITDA(1)	$72,562	18.4%	$66,822	16.7%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales by Segment

	Thirteen weeks ended September 28, 2024	% of Net Sales	Thirteen weeks ended September 30, 2023	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$295,843	75.2%	$295,553	74.1%	$290	0.1%
Robotics and Digital Solutions	60,131	15.3	63,468	15.9	(3,337)	(5.3)
Canada	37,322	9.5	39,922	10.0	(2,600)	(6.5)
Consolidated	$393,296		$398,943		$(5,647)	(1.4)%

The decrease in total net sales during the third quarter of 2024 was driven primarily driven by the factors described below:
Hardware and Protective Solutions' net sales increased by $0.3 million in the thirteen weeks ended September 28, 2024 due to the following:
•Hardware net sales decreased by $3.7 million primarily due to decreased volume driven by market softness, partially offset by $10.3 million in additional sales related to the Koch acquisition.
•Protective equipment net sales increased by $4.0 million primarily driven by $6.6 million in additional sales related to the Intex acquisition, partially offset by decreased volume.

25 | September 28, 2024 Form 10-Q

Robotics and Digital Solutions net sales in the thirteen weeks ended September 28, 2024 decreased by $3.3 million primarily driven by decreased volume of key and engraving sales.
Canada net sales decreased by $2.6 million primarily due to price decreases of $1.6 million and an unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Thirteen weeks ended September 28, 2024	% of Segment Net Sales	Thirteen weeks ended September 30, 2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$165,145	55.8%	$179,422	60.7%	$(14,277)	(8.0)%
Robotics and Digital Solutions	16,673	27.7	18,776	29.6	(2,103)	(11.2)
Canada	21,882	58.6	24,446	61.2	(2,564)	(10.5)
Consolidated	$203,700	51.8%	$222,644	55.8%	$(18,944)	(8.5)%
Hardware and Protective Solutions' cost of sales as a percentage of net sales decreased primarily due to decreased product and shipping costs.
Robotics and Digital Solutions' cost of sales as a percentage of net sales decreased due to lower product and shipping costs as well as a shift in product mix from full-service to self-service keys.
Canada cost of sales as a percentage of net sales decreased primarily due to decreased shipping and product costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

	Thirteen weeks ended September 28, 2024	% of Segment Net Sales	Thirteen weeks ended September 30, 2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$93,038	31.4%	$78,551	26.6%	$14,487	18.4%
Robotics and Digital Solutions	25,096	41.7	23,797	37.5	1,299	5.5
Canada	12,127	32.5	11,011	27.6	1,116	10.1
Consolidated	$130,261	33.1%	$113,359	28.4%	$16,902	14.9%
Hardware and Protective Solutions' SG&A increased due to the following:
•General and administrative (“G&A”) increased $11.8 million. The increase was primarily due to a write off of $7.5 million of accounts receivable, net, due to True Value declaring bankruptcy. See Note 17 - Subsequent Events of the Notes to Condensed Consolidated Financial Statements for additional information. The remaining increase was driven by an increase in compensation and benefit expense and an increased investment into information technology.
•Selling expense increased by $3.3 million primarily due to increased compensation and benefit expense.
•Warehouse expense decreased $0.5 million primarily due to lower sales volumes along with improved operational efficiencies.
Robotics and Digital Solutions' SG&A increased due to the following:
•Selling expense increased $0.7 million primarily due to increased variable selling expenses due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•G&A increased by $0.9 million primarily driven by increased compensation expense along with a $0.3 million write off of accounts receivable, net, due to True Value declaring bankruptcy. See Note 17 -

26 | September 28, 2024 Form 10-Q

Subsequent Events of the Notes to Condensed Consolidated Financial Statements for additional information.
•Warehouse expense decreased by $0.4 million primarily due to the shift from full-service keys, which have a higher warehousing cost, to self-service keys.
Canada SG&A increased due to the following:
•Selling expense increased by $0.5 million primarily due to increased variable compensation expenses.
•Warehouse expense increased by $0.4 million primarily due to costs associated with our distribution center relocation.
•G&A increased by $0.2 million primarily due to severance costs associated with restructuring and increased compensation and benefit expense.
Other Operating Expenses
Depreciation expense increased $3.5 million due to capital spend on key duplicating kiosks and merchandising racks.
Amortization expense in the thirteen weeks ended September 28, 2024 decreased by $0.2 million primarily due to lower intangible asset balances following the write down of the carrying values of intangible assets to their fair value as a result of exiting a specific product line that occurred in the fourth quarter of 2023.
In the thirteen weeks ended September 28, 2024, other income (expense) consisted primarily of a $0.5 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In addition, we recorded income related to certain rebates received of $0.3 million along with exchange rate gains of $0.1 million in the thirteen weeks ended September 28, 2024.
In the thirteen weeks ended September 30, 2023, other income (expense) consisted primarily of a $1.6 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob.
Income from Operations

	Thirteen weeks ended September 28, 2024	Thirteen weeks ended September 30, 2023	$ Change	% Change
Hardware and Protective Solutions	$17,210	$18,556	$(1,346)	(7.3)%
Robotics and Digital Solutions	7,342	12,772	(5,430)	(42.5)
Canada	2,362	3,414	(1,052)	(30.8)
Total segment income from operations	$26,914	$34,742	$(7,828)	(22.5)%
Income from operations in our Hardware and Protective Solutions segment decreased $1.3 million due to the changes in net sales, cost of sales, and SG&A expenses described above.
Income from operations in our Robotics and Digital Solutions segment decreased $5.4 million. The $5.4 million decrease is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, in addition to an increase in depreciation expense of $1.8 million due to capital spend on engraving and key duplication kiosks and machines and a decrease of $1.1 million in other income driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations decreased by $1.1 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above. In the thirteen weeks ended September 28, 2024, Canada recorded exchange rate gains of $0.2 million and in the thirteen weeks ended September 30, 2023, Canada recorded exchange rate gains of $0.1 million.
Interest expense, net, decreased $1.6 million in the thirteen weeks ended September 28, 2024, primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2024 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes

27 | September 28, 2024 Form 10-Q

For the thirteen weeks ended September 28, 2024 and thirteen weeks ended September 30, 2023, the effective income tax rate was 37.0% and 71.9%, respectively. The Company recorded an income tax provision for the thirteen weeks ended September 28, 2024 of $4.4 million based on a pre-tax income of $11.8 million, and an income tax provision for the thirteen weeks ended September 30, 2023 of $13.0 million based on a pre-tax income of $18.0 million.
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

Thirty-nine weeks ended September 28, 2024 vs the Thirty-nine Weeks Ended
September 30, 2023
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirty-nine weeks ended September 28, 2024 were $1,123.0 million compared to net sales of $1,128.7 million in the thirty-nine weeks ended September 30, 2023, a decrease of approximately $5.6 million or 0.5%.
•Net income for the thirty-nine weeks ended September 28, 2024 was $18.5 million, or $0.09 per diluted share, compared to $0.5 million, or $0.00 per diluted share for the thirty-nine weeks ended September 30, 2023.
•Adjusted EBITDA(1) totaled $193.2 million versus $165.0 million in the thirty-nine weeks ended September 28, 2024 and in the thirty-nine weeks ended September 30, 2023, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirty-nine weeks ended September 28, 2024 and the thirty-nine weeks ended September 30, 2023.

28 | September 28, 2024 Form 10-Q

	Thirty-nine weeks ended September 28, 2024		Thirty-nine weeks ended September 30, 2023
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,123,033	100.0%	$1,128,669	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	581,806	51.8	643,652	57.0
Selling, warehouse, general and administrative expenses	369,980	32.9	335,876	29.8
Depreciation	50,583	4.5	44,939	4.0
Amortization	45,857	4.1	46,733	4.1
Other expense, net	3	—	841	0.1
Income from operations	74,804	6.7	56,628	5.0
Interest expense, net	44,316	3.9	52,880	4.7
Refinancing charges	3,008	0.3	—	—
Income before income taxes	27,480	2.4	3,748	0.3
Income tax expense	9,003	0.8	3,278	0.3
Net income	$18,477	1.6%	$470	—%

Adjusted EBITDA(1)	$193,241	17.2%	$164,990	14.6%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales by Segment

	Thirty-nine weeks ended September 28, 2024	% of Net Sales	Thirty-nine weeks ended September 30, 2023	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$833,847	74.2%	$818,198	72.5%	$15,649	1.9%
Robotics and Digital Solutions	173,086	15.4	186,990	16.6	(13,904)	(7.4)
Canada	116,100	10.3	123,481	10.9	(7,381)	(6.0)
Consolidated	$1,123,033		$1,128,669		$(5,636)	(0.5)

The decrease in total net sales during the thirty-nine weeks ended September 28, 2024 was primarily driven by the factors described below:
Hardware and Protective Solutions' net sales increased by $15.6 million in the thirty-nine weeks ended September 28, 2024 due to the following:
•Hardware net sales increased by $11.7 million primarily driven by $31.7 million in additional sales related to the Koch acquisition offset by $13.0 million and $6.7 million in decreased volume and price, respectfully.
•Protective equipment net sales increased by $3.9 million primarily driven by $6.6 million in additional sales related to the Intex acquisition offset by $2.3 million in decreased volume.
Robotics and Digital Solutions net sales in the thirty-nine weeks ended September 28, 2024 decreased by $13.9 million primarily driven by decreased volume of key and engraving sales.
Canada net sales decreased by $7.4 million primarily due to price decreases of $4.5 million, volume decreases of $1.5 million, and an unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars.
Cost of Sales (excluding depreciation and amortization)

29 | September 28, 2024 Form 10-Q

The following table summarizes cost of sales by segment:

	Thirty-nine weeks ended September 28, 2024	% of Segment Net Sales	Thirty-nine weeks ended September 30, 2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$464,614	55.7%	$511,743	62.5%	$(47,129)	(9.2)%
Robotics and Digital Solutions	49,298	28.5	54,822	29.3	(5,524)	(10.1)
Canada	67,894	58.5	77,087	62.4	(9,193)	(11.9)
Consolidated	$581,806	51.8%	$643,652	57.0%	$(61,846)	(9.6)%
Hardware and Protective Solutions' cost of sales as a percentage of net sales decreased primarily due to decreased product and inbound shipping costs.
Robotics and Digital Solutions cost of sales as a percentage of net sales decreased primarily due to decreased product and shipping costs as well as a shift in product mix from full-service to self-service keys.
Canada cost of sales as a percentage of net sales decreased primarily due to decreased inbound shipping and product costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

	Thirty-nine weeks ended September 28, 2024	% of Segment Net Sales	Thirty-nine weeks ended September 30, 2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$262,714	31.5%	$232,107	28.4%	$30,607	13.2%
Robotics and Digital Solutions	71,016	41.0	70,597	37.8	419	0.6
Canada	36,250	31.2	33,172	26.9	3,078	9.3
Consolidated	$369,980	32.9%	$335,876	29.8%	$34,104	10.2%
Hardware and Protective Solutions' SG&A increased due to the following:
•General and administrative (“G&A”) increased $19.2 million. The increase was due to a write off of $7.5 million of accounts receivable, net, due to True Value declaring bankruptcy. See Note 17 - Subsequent Events of the Notes to Condensed Consolidated Financial Statements for additional information. The remaining increase was driven by an increase in stock-based compensation expense, compensation and benefit expense, and an increased investment into information technology.
•Selling expense increased by $10.6 million primarily due to increased compensation and benefit expense.
•Warehouse expense increased $0.8 million due to inflation in labor and shipping costs.
Robotics and Digital Solutions SG&A was comparable to prior year.
Canada SG&A increased due to the following:
•Selling expense increased by $1.5 million primarily due to increased compensation and benefit expense.
•G&A increased by $1.0 million primarily driven by severance costs associated with restructuring and increased compensation and benefit expense.
•Warehouse expense increased $0.6 million primarily due to inflation in labor and shipping costs along with costs associated with our distribution center relocation.
Other Operating Expenses

Depreciation expense increased $5.6 million due to capital spend on merchandising racks.

30 | September 28, 2024 Form 10-Q

Amortization expense in the thirty-nine weeks ended September 28, 2024 decreased by $0.9 million primarily due to lower intangible asset balances following the write down of the carrying values of intangible assets to their fair value as a result of exiting a specific product line that occurred in the fourth quarter of 2023.
In the thirty-nine weeks ended September 28, 2024, other income (expense) consisted primarily of a $0.3 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In addition, we recorded exchange rate losses of $0.3 million in the thirty-nine weeks ended September 28, 2024. Offsetting the loss was income from certain rebates received.
In the thirty-nine weeks ended September 30, 2023, other income (expense) consisted primarily of a $2.6 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. We also received $0.6 million in benefits from the state and local governments associated with our new facilities in the thirty-nine weeks ended September 30, 2023. In addition, we recorded exchange rate gains of $0.4 million in the thirty-nine weeks ended September 30, 2023.
Income from Operations

	Thirty-nine weeks ended September 28, 2024	Thirty-nine weeks ended September 30, 2023	$ Change	% Change
Hardware and Protective Solutions	$46,501	$19,087	$27,414	143.6%
Robotics and Digital Solutions	20,409	27,608	(7,199)	(26.1)
Canada	7,894	9,933	(2,039)	(20.5)
Total segment income from operations	$74,804	$56,628	$18,176	32.1%
Income from operations in our Hardware and Protective Solutions segment increased $27.4 million due to the changes in net sales, cost of sales, and SG&A expenses described above.
Income from operations in our Robotics and Digital Solutions segment decreased $7.2 million. The $7.2 million decrease is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, including a decrease of $2.2 million in other expense driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations decreased by $2.0 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above, in addition to exchange rate losses of $0.3 million in the thirty-nine weeks ended September 28, 2024 and exchange rate gains of $0.3 million in the thirty-nine weeks ended September 30, 2023.
Interest expense, net, decreased $8.6 million in the thirty-nine weeks ended September 28, 2024, primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2024 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes
For the thirty-nine weeks ended September 28, 2024 and thirty-nine weeks ended September 30, 2023, the effective income tax rate was 32.8% and 87.5%, respectively. The Company recorded an income tax provision for the thirty-nine weeks ended September 28, 2024 of $9.0 million based on a pre-tax income of $27.5 million, and an income tax provision for the thirty-nine weeks ended September 30, 2023 of $3.3 million based on a pre-tax income of $3.7 million.
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
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used to measure the operational strength and performance of our businesses, as well as to assist in the evaluation of underlying trends in our

31 | September 28, 2024 Form 10-Q

businesses. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital and tax structures, as our management excludes these results when evaluating our operating performance. Our management uses this financial measure to evaluate our consolidated operating performance and the operating performance of our operating segments as well as to allocate resources and capital to our operating segments. Additionally, we believe that Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to similar measures used by other companies.
The following table presents a reconciliation of net income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended September 30, 2023	Thirty-nine Weeks Ended September 28, 2024	Thirty-nine Weeks Ended September 30, 2023
Net income	$7,434	$5,057	$18,477	$470
Income tax expense	4,372	12,957	9,003	3,278
Interest expense, net	15,108	16,728	44,316	52,880
Depreciation	17,948	14,434	50,583	44,939
Amortization	15,354	15,583	45,857	46,733
EBITDA	$60,216	$64,759	$168,236	$148,300

Stock compensation expense	3,257	3,069	9,742	9,111
Restructuring and other(1)	1,322	179	3,192	3,027
Litigation expense (2)	—	79	—	339
Transaction and integration expense (3)	477	289	993	1,599
Change in fair value of contingent consideration	(467)	(1,553)	313	2,614
Refinancing costs (4)	—	—	3,008	—
Customer bankruptcy reserve(5)	$7,757	$—	$7,757	$—
Adjusted EBITDA	$72,562	$66,822	$193,241	$164,990
(1)Includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities.
(2)Litigation expense includes legal fees associated with our litigation with Hy-Ko Products Company LLC.
(3)Transaction and integration expense includes professional fees and other costs related to the Koch Industries, Inc. and Intex DIY, Inc acquisitions and the CCMP secondary offerings in 2023.
(4)In the first quarter of 2024, we entered into a Repricing Amendment (2024 Repricing Amendment) on our existing Senior Term Loan due July 14, 2028 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
(5)Bankruptcy related reserves includes amounts written off in connection with the True Value Chapter 11 bankruptcy filing on October 14, 2024 (see Note 17 - Subsequent Events of the Notes to Condensed Consolidated Financial Statements for additional information).
The following tables presents a reconciliation of segment operating income, the most directly comparable financial measure under GAAP, to segment Adjusted EBITDA for the periods presented.

32 | September 28, 2024 Form 10-Q

Thirteen weeks ended September 28, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$17,210	$7,342	$2,362	$26,914
Depreciation and amortization	20,673	11,472	1,157	33,302
Stock compensation expense	2,850	333	74	3,257
Restructuring and other	19	390	913	1,322
Transaction and integration expense	463	14	—	477
Change in fair value of contingent consideration	—	(467)	—	(467)
Customer bankruptcy reserve	7,495	262	—	7,757
Adjusted EBITDA	$48,710	$19,346	$4,506	$72,562

Thirteen weeks ended September 30, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$18,556	$12,772	$3,414	$34,742
Depreciation and amortization	19,149	9,674	1,194	30,017
Stock compensation expense	2,536	325	208	3,069
Restructuring and other	163	16	—	179
Litigation expense	—	79	—	79
Transaction and integration expense	255	34	—	289
Change in fair value of contingent consideration	—	(1,553)	—	(1,553)
Adjusted EBITDA	$40,659	$21,347	$4,816	$66,822

Thirty-nine weeks ended September 28, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$46,501	$20,409	$7,894	$74,804
Depreciation and amortization	60,786	31,914	3,740	96,440
Stock compensation expense	8,239	946	557	9,742
Restructuring and other	631	747	1,814	3,192
Transaction and integration expense	959	34	—	993
Change in fair value of contingent consideration	—	313	—	313
Customer bankruptcy reserve	7,495	262	—	7,757
Adjusted EBITDA	$124,611	$54,625	$14,005	$193,241

33 | September 28, 2024 Form 10-Q

Thirty-nine weeks ended September 30, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income	$19,087	$27,608	$9,933	$56,628
Depreciation and amortization	56,720	31,349	3,603	91,672
Stock compensation expense	7,606	935	570	9,111
Restructuring and other	2,548	368	111	3,027
Litigation expense	—	339	—	339
Transaction and integration expense	1,424	175	—	1,599
Change in fair value of contingent consideration	—	2,614	—	2,614
Adjusted EBITDA	$87,385	$63,388	$14,217	$164,990

LIQUIDITY AND CAPITAL RESOURCES
Our working capital position, which we define as current assets minus current liabilities, of $355.3 million as of September 28, 2024 represents an increase of $30.4 million from the December 30, 2023 level of $324.9 million. $19.6 million of the increase is related the acquisition of Koch Industries Inc that occurred in January 2024 and $21.5 million of the increase is related to the Intex DIY acquisition that occurred in August 2024. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.
The following table presents the key categories of our condensed consolidated statements of cash flows:

	Thirty-nine weeks ended September 28, 2024	Thirty-nine weeks ended September 30, 2023	$ Change
Net cash provided by operating activities	$140,187	$171,477	$(31,290)
Net cash used for investing activities	(122,169)	(52,763)	(69,406)
Net cash provided by (used for) financing activities	1,653	(111,762)	113,415
Net increase in cash and cash equivalents	21,267	8,181	13,086
Operating Cash Flows:
Net cash provided by operating activities for the thirty-nine weeks ended September 28, 2024 was unfavorably impacted by increases in accounts receivable due to the seasonality of our business as well as accounts receivable generated by the Koch business post acquisition. Additionally, we saw increased accounts payable due to the timing of inventory purchases and payments.
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
Investing Cash Flows:
Capital Expenditures:
Cash of $64.2 million and $52.1 million was used in the thirty-nine weeks ended September 28, 2024 and thirty-nine weeks ended September 30, 2023, respectively, to invest in new key duplicating and engraving kiosks and merchandising racks.

34 | September 28, 2024 Form 10-Q

Acquisitions:
On January 11, 2024, the Company completed the acquisition of Koch Industries, Inc. ("Koch"), a premier provider and merchandiser of rope and twine, chain and wire rope, and related hardware products for a total purchase price of $23.8 million. See Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information.
On August 23, 2024, the Company completed the acquisition of Intex DIY, Inc. ("Intex"), a leading supplier of wiping cloths, consumable rags, and cleaning textiles for a total purchase price of $34.0 million. See Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information.
Financing Cash Flows:
Term Loan:
The Company used $4.3 million of cash for principal payments on the senior term loan. As of September 28, 2024, we have outstanding borrowings of $747.6 million on the term loan. In August 2023, the Company made a $80.0 million prepayment against the outstanding term loan balance without payment of a premium or penalty. See Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.
ABL Revolver:
We drew approximately $77.0 million on our revolver in the thirty-nine weeks ended September 28, 2024, primarily to fund seasonal inventory purchases along with the acquisitions of Koch and Intex referenced above. We were able to fully repay the draws during the thirty-nine weeks ended September 28, 2024 using cash generated from our operations. On a net basis, the activity on the revolver had no impact to our cash flows used for financing activities in the thirty-nine weeks ended September 28, 2024.
In the thirty-nine weeks ended September 30, 2023, revolver repayments, net of draws, used $25.0 million of cash as part of our plan to pay down debt.
Stock Option Exercises:
In the thirty-nine weeks ended September 28, 2024 and thirty-nine weeks ended September 30, 2023 the Company received $8.9 million and $1.6 million from the exercise of stock options, respectfully.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of September 28, 2024, however, actual results may differ from these estimates under different assumptions and circumstances.
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

35 | September 28, 2024 Form 10-Q

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE EXPOSURE
We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at September 28, 2024, after consideration of our SOFR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.9 million.
FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $143.4 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of September 28, 2024. The foreign subsidiaries' net tangible assets were $88.3 million and the net intangible assets were $55.1 million as of September 28, 2024.
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

ITEM 4 - CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 28, 2024, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

36 | September 28, 2024 Form 10-Q

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On January 11, 2024, the Company completed the acquisition of Koch Industries, Inc. ("Koch") and on August 23, 2024, the Company completed its acquisition of Intex DIY, Inc. ("Intex"). SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Koch's or Intex's internal control over financial reporting as of September 28, 2024.

37 | September 28, 2024 Form 10-Q

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
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. – OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended September 28, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers
The retirement of Randall Fagundo, Divisional President, Robotics and Digital Solutions of the Company, effective August 31, 2024 was previously disclosed in our Form 10-Q for the thirteen weeks ended March 30, 2024 filed with the SEC on May 7, 2024. On September 1, 2024, the Company and Mr. Fagundo entered into a Separation Agreement (the “Separation Agreement”) and a Consulting Agreement with a three-year term from his retirement date (the “Consulting Agreement”) consistent with the terms previously agreed upon and previously disclosed in our Form 10-Q for the thirteen weeks ended March 30, 2024 filed with the SEC on May 7, 2024. The Separation Agreement is filed as Exhibit 10.1 to this Quarterly Report and the Consulting Agreement is filed as Exhibit 10.2 to this Quarterly Report.

38 | September 28, 2024 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

10.1*	Hillman - Randall Fagundo - Separation Agreement - Signed (filed herewith).
10.2*	Hillman - Randall Fagundo - Consulting Agreement - Signed (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024 filed with the Securities and Exchange Commission on November 5, 2024, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 28, 2024 and the thirteen and thirty-nine weeks ended September 30, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 28, 2024 and the thirty-nine weeks ended September 30, 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and thirty-nine weeks ended September 28, 2024 and the thirteen and thirty-nine weeks ended September 30, 2023, and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract or any compensatory plan, contract or arrangement.

39 | September 28, 2024 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Principal Financial Officer}	(Chief Accounting Officer)
DATE: November 5, 2024

40 | September 28, 2024 Form 10-Q