Form 10-K
period 2024-12-28
Hillman Solutions Corp.
filed 2025-02-20
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $1,723 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
On February 14, 2025, 197,328,512 shares of common stock, par value $0.0001 per share, were issued and outstanding.
Documents Incorporated by Reference: Part III of this 10-K incorporates by reference certain information from the registrants definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

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
All forward-looking statements are made in good faith by the Company and are intended to qualify for the safe harbor from liability established by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You should not rely on these forward-looking statements as predictions of future events. Words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," “target”, “goal”, "may," "will," "could," "should," "believes," "predicts," "potential," "continue," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, the Company’s expectations with respect to future performance. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside the Company's control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) unfavorable economic conditions that may affect our and our customers’, suppliers’ and other business partners’ operations, financial condition and cash flows including spending on home renovation or construction projects, inflation, recessions, instability in the financial markets or credit markets; (2) increased supply chain costs, including raw materials, sourcing, transportation and energy; (3) the highly competitive nature of the markets that we serve; (4) the ability to continue to innovate with new products and services; (5) seasonality; (6) large customer concentration; (7) the ability to recruit and retain qualified employees; (8) the outcome of any legal proceedings that may be instituted against the Company; (9) adverse changes in currency exchange rates; or (10) regulatory changes and potential legislation that could adversely impact financial results. The foregoing list of factors is not exclusive, and readers should also refer to those risks that are included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements.
Except as required by applicable law, the Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements in this communication to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1 - BUSINESS.
General
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman, which had net sales of approximately $1,472.6 million in 2024. Hillman sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; rope and chain; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.

2| December 28, 2024 Form 10-K

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
During the early 1990s, the Company developed its National Field Service Group, which today includes over 1,200 field service and sales representatives, to manage the complex assortment of Hillman products on its customers’ shelves. Over the next three decades Hillman continued to win new business, expanding from traditional hardware stores to big box and home improvement retailers, and into adjacent product categories through multiple strategic acquisitions.
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
We provide products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; rope and chain; protective solutions, such as gloves, eye-wear, and cleaning rags; and identification items, such as tags and letters, numbers, and signs to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. We complement our extensive product selection with regular retailer visits by our field sales and service organization.
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
We operate from 24 strategically located distribution centers in North America and supplement our operations with third-party logistics providers to warehouse and ship customer orders in the certain areas.
Products and Suppliers
Our product strategy concentrates on providing total project solutions using the latest technology for common and unique home improvement projects. Our portfolio provides retailers the assurance that their shoppers can find the right product at the right price within an 'easy to shop' environment.
We currently manage a worldwide supply chain comprised of a large number of vendors, the largest of which accounted for approximately 8.6% of the Company's annual purchases and the top five of which accounted for approximately 20.1% of our annual purchases. Our vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

3| December 28, 2024 Form 10-K

Hardware and Protective Solutions
Our Hardware and Protective Solutions segment includes a variety of product categories including: Fasteners; Builders Hardware; Wall Hanging, Threaded Rod and Metal Shapes; Rope and Chain; Letters, Numbers, and Signs ("LNS"); and Personal Protective Equipment, such as gloves and eye-wear.
Our Fastener business consists of three categories: core fasteners, construction fasteners, and anchors. These are sold under a variety of brands including Hillman, Fas-n-Tite, Deck-Plus, and Power Pro. Core fasteners include nuts, bolts, screws, washers, and specialty items. Construction fasteners include deck, drywall, metal screws, and both hand driven and collated nails. Anchors include hollow wall and solid wall items such as plastic anchors, toggle bolts, concrete screws, and wedge anchors.
Builders Hardware includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, and decorative hardware. We market the builder's hardware products under the Hardware Essentials® brand and provide our retailer partners with innovation in both product and merchandising solutions. The Hardware Essentials® program utilizes modular packaging, color coding, and integrated merchandising to simplify the shopping experience for consumers. Colorful signs, packaging, and installation instructions guide the consumer quickly and easily to the correct product location in store, while digital content including pictures and videos assist the online journey. Hardware Essentials® provides retailers and consumers decorative upgrade opportunities through contemporary finishes and designs.
The Wall Hanging category includes traditional picture hanging hardware, primarily marketed under the OOK® and Hillman brands, and the High & Mighty® series of tool-free wall hangers, decorative hooks and floating shelves that was launched in 2017.
We are the leading supplier of Threaded Rod and Metal Shapes in the retail market. The SteelWorks® threaded rod product includes hot and cold rolled rod, both weldable and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass. The SteelWorks® program is carried by many top retailers, including Lowe's and Menard's, and through cooperatives such as Ace Hardware. In addition, we are the primary supplier of Metal Shapes to many wholesalers throughout the country. With our acquisition of Koch in January 2024, we are now a premier provider and merchandiser of rope and twine, chain and wire rope, and related hardware products.
LNS includes product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g. 911 signs), driveway markers, and a variety of sign accessories.
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
With our acquisition of Intex in August 2024, our cleaning products category now includes wiping cloths, consumable rags, and cleaning textiles used for painting, general cleaning, maintenance, janitorial and auto/marine care applications.
Hardware and Protective Solutions generated approximately $1,094.4 million, $1,074.6 million and $1,068.7 million of revenues in the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
Robotics and Digital Solutions
Our Robotics and Digital Solutions segment consists primarily of software-enabled robotic key duplication and engraving solutions that are tailored to the unique needs of the consumer. Robotics and Digital Solutions products are located in high-foot traffic areas where retailers can provide consumers with on-the-spot, customized licensed and unlicensed key and engraving options. Our offerings include store associate assisted key duplication and self-service robotic engraving and key duplication kiosks; together with related software, systems, keys, and key accessories sold in proximity to the kiosks. Our services include product and category management,

4| December 28, 2024 Form 10-K

merchandising services, and access to our proprietary robotic key duplicating and engraving software platforms and equipment.
We design and manufacture proprietary software and equipment in our Boulder, Colorado and Tempe, Arizona facilities; housing the cornerstone for our key duplication business. Our key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent hardware stores, and grocery/drug chains. We believe we provide the most diverse key duplication systems in the industry, through our unique combination of self-service kiosk technology and store associate assisted duplication systems. Equipment branding allows us to meet the individual needs of retailers. Our self-service solutions are driven by our MinuteKey technology, while store associate assisted duplication currently uses the state-of-the-art KeyKrafter® equipment and other legacy duplication machines.
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
Robotics and Digital Solutions generated approximately $230.3 million, $245.4 million, and $245.6 million of revenues in the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
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
Our Canada segment generated approximately $147.9 million, $156.5 million and $172.0 million of revenues in the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

5| December 28, 2024 Form 10-K

Markets and Customers
We sell our products to national accounts such as Home Depot, Lowe’s, Tractor Supply, Walmart, Menard’s, PETCO, and PetSmart. Our status as a national supplier of proprietary products to big box retailers allows us to develop a strong market position and high barriers to entry within our product categories.
We service a wide variety of franchise and independent retail outlets. These individual dealers are typically members of the larger cooperatives, such as Ace Hardware and Do It Best Corp. We ship directly to the cooperative members' independent retail locations and also supply many items to the cooperative's central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman's in-store service. These arrangements reduce credit risk and logistic expenses for us while also reducing central warehouse inventory and delivery costs for the cooperatives.
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
We sell our products to a large volume of customers, the top two of which accounted for approximately $603.1 million, or approximately 41% of our total revenues in 2024. For the year ended December 28, 2024, Home Depot was the single largest customer, representing approximately $325.7 million or 22.1% of our total revenues and Lowe's was the second largest customer at approximately $277.5 million or 18.8% of our total revenues. No other customer accounted for more than 10% of total revenues in 2024. In the years ended December 28, 2024, December 30, 2023 and December 31, 2022, we derived over 10% of our total revenues from Lowe's and Home Depot which operated in each of our operating segments. See Note 17 - Concentration of Credit Risks of the Notes to Consolidated Financial Statements for additional information.
Certain customers operate using a purchasing cooperative(s) business model. In this model, independently owned hardware stores make purchases directly from the Company and are invoiced through a billing arrangement with a cooperative. Under this arrangement, the Company would invoice and receive payment from the cooperative for the product shipped directly to the store, and the cooperative would be responsible for invoicing and collecting from the independently owned hardware store. Due to the nature of the cooperative billing arrangement, the risk of collection of the receivables generated by sales to these independently owned hardware stores is concentrated with the cooperative. The Company does not believe a sales concentration exists in these scenarios, as the independently owned hardware stores can continue to make purchases from the Company via a direct bill arrangement or via another purchasing cooperative. As of December 28, 2024 approximately 15% of the Company's accounts receivable was derived through the Ace Hardware purchasing cooperative. See Note 17 - Concentration of Credit Risks of the Notes to Consolidated Financial Statements for additional information.
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
Sales and Marketing
We believe that our primary competitive advantage is rooted in our ability to provide a greater level of customer service than our competitors. We partner with our customers to understand the unmet needs of consumers, design creative solutions, and commercialize those solutions, bringing them to life in both physical and digital channels through a tight alignment between the product management, marketing communications, and channel marketing functions. We provide best in class support and customer service at every touch point for our retail partners. Service is the hallmark of Hillman company-wide, employing 1,244 full-time and 131 part-time people on our sales and service team. The national accounts field service organization consists of approximately 788 employees and 172 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of our largest customers use Electronic Data Interchange (“EDI”) for processing of orders and invoices.
We employ what we believe to be the largest direct sales force in the industry. The sales force, which consists of approximately 249 employees and is managed by 35 field managers, focuses on the franchise and independent customers. The depth of the sales and service team enables us to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers' requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from our inside sales and customer

6| December 28, 2024 Form 10-K

service teams. On average, each sales representative is responsible for approximately 73 full service accounts that the sales representative calls on approximately every two weeks. These efforts allow the sales force to sell and support our product lines.
Competition
Our primary competitors in the national accounts marketplace for fasteners are Primesource Building Products, Inc., Midwest Fastener Corporation, Illinois Tool Works Inc., Spectrum Brands, and competition from direct import by our customers. Our national competitors for gloves and personal protective equipment include Techtronic Industries, West Chester Protective Gear, PIP, Iron Clad, and MidWest Quality Gloves, Inc. Competition is primarily based on sourcing and price. We believe our product innovation and in store merchandising service create a more compelling and unique experience for both the consumer and our customers. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct online order, and retailers with in-store mail order capability. The Quick-Tag®, FIDO®, and TagWorks® systems have patent protected technology that is a major barrier to entry and helps to preserve this market segment.
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
Insurance Arrangements
Under our current large deductible insurance programs, we retain the exposure on certain expected losses related to workers' compensation, general liability, and automobile claims up to the applicable deductibles. Our primary and umbrella policies provide coverage for catastrophic exposure and aggregate losses in excess of applicable deductibles. We also retain the exposure on expected losses related to health benefits of certain employees. We believe that our present insurance is adequate for our businesses. See Note 15 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements.
Human Capital Resources
Employees
As of December 28, 2024, we had 3,886 full time and part time employees, none of which were covered by a collective bargaining agreement. In our opinion, employee relations are good.
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

SAFETY MEASURE	HILLMAN
Total Recordable Incident Rate (TRIR)	2.06
Lost-Time Incident Rate (LTIR)[1]	0.5
1 Data spans 12 months between January 2024 and December 2024.
Attraction, Development, and Retention
The success of our efforts to grow our business depends on the contributions and abilities of key executives, our sales force, and other personnel. Our Human Resources department leads the search to reach a large talent pool. We have a standard framework for posting jobs, interviewing for open positions, and onboarding new employees. We offer employees resources to continuously improve their skills and performance with the goal of further cultivating our team. We seek people who are demonstrate our core values: absolute integrity, accountability to our team and customers, the ability to build on difference, trust and respect.
Diversity and Inclusion

7| December 28, 2024 Form 10-K

We are committed to actions that build an inclusive and equitable workplace where all employees are valued and leveraged. We ask our employees to bring their authentic selves to work every day and this shows in both our products and our services. We are committed to creating equal opportunities for employment, and creating inclusive and diverse workplaces that allow our team to perform to their fullest potential.
Backlog
We do not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of our business. Our sales backlog from ongoing operations was approximately $26.0 million as of December 28, 2024 and approximately $19.9 million as of December 30, 2023. We expect to realize the entire December 28, 2024 backlog during fiscal 2025.
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

8| December 28, 2024 Form 10-K

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
Our two largest customers constituted approximately $603.1 million of net sales and $35.7 million of the year-end accounts receivable balance for 2024. Both of these customers are big box chain stores. Our results of operations depend greatly on our ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the changing retail landscape, this could have a negative effect on our results of operations. These two customers have been key components of our growth and failure to maintain fulfillment and service levels or relationships with these customers could result in a material loss of business. Our inability to penetrate new channels of distribution, including ecommerce, may also have a negative impact on our future sales and business. (See Note 17 - Concentration of Credit Risks of the Notes to Consolidated Financial Statements for additional information).
If a large customer experiences a material decline in its business, that could have a negative impact on our ability to collect outstanding accounts receivable or continue future sales and business with that customer, which could have a material adverse effect on our financial condition, results of operations, and ability to generate future sales and cash flow from that customer. This occurred on October 14, 2024, when True Value Company, LLC and certain of its affiliates (collectively, "True Value"), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code that impaired the collectability of our accounts receivable and resulted in us recording a charge of $8.6 million in 2024.
To compete successfully, we must develop and commercialize a continuing stream of innovative new products that create consumer demand.
Our long-term success in the current competitive environment depends on our ability to develop and commercialize a continuing stream of innovative new products which create and maintain consumer demand. We also face the risk that our competitors will introduce innovative new products that compete with our products. Our strategy includes increased investment in new product development and continued focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not provide expected growth results.
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

9| December 28, 2024 Form 10-K

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
Our business is subject to risks associated with sourcing product from overseas, including tariffs.
We import a majority of our products and rely on foreign sources, primarily China and Taiwan, to meet our supply demands at prices that support our current operating margins. Substantially all of our import operations are subject to customs requirements, tariffs, and quotas set by governments through mutual agreements or unilateral actions. The U.S. tariffs on steel, aluminum, and other imported goods have materially increased the costs of many of our foreign sourced products, and any escalation in the tariffs will increase the impact, including without limitation recent tariffs against goods imported from China, Mexico, and Canada enacted on February 1, 2025 by the Trump Administration and any retaliatory tariffs issued in response thereto. In order to sustain current operating margins while the tariffs are in effect, we must be able to increase prices with our customers and find alternative, similarly priced sources that are not subject to the tariffs. If we are unable to effectively implement these countermeasures, our operating margins will be impacted.
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
Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, high demand for ocean freight, labor disputes, hostilities or terrorism against ocean vessels or changes in shipping routes to avoid the same, severe weather, or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products, increase our transit costs, or require us to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.
Additionally, in recent years, tensions between mainland China and Taiwan have further escalated. Conflict between China and Taiwan could disrupt our supply chain, including limiting access to key ports, disrupting the operations of our suppliers, or resulting in potential international sanctions, all of which could adversely affect our results of operations or increase our costs.

10| December 28, 2024 Form 10-K

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
Our operations are working capital intensive, and our inventories, accounts receivable, and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. In recent years, our lead times extended due to disruptions in the global supply chain. During 2022, we saw increased lead times for ocean freight from Asia, and we had to increase our inventory levels to maintain our high fill rates with our customers, which has increased our inventory costs and reduced our profitability. Our lead times and inventory levels normalized in 2023. However, there are no assurances that lead times will not increase in the future, and in such event our working capital and financial condition may be adversely affected. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.
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
•the imposition of duties and tariffs and other trade barriers, including without limitation recent tariffs against goods imported from China, Mexico, and Canada enacted on February 1, 2025 by the Trump Administration and any retaliatory tariffs issued in response thereto;
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

11| December 28, 2024 Form 10-K

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
In late May 2023, we experienced a ransomware attack relating to certain systems on our network (the “Cybersecurity Incident”). The Cybersecurity Incident affected certain of our information technology systems, and as part of the containment effort, we suspended affected systems and elected to temporarily suspend additional systems in an abundance of caution. We reactivated and restored our operational systems over the course of the week following the Cybersecurity Incident. In 2023, the Cybersecurity Incident related costs net of an expected insurance receivable totaled $1.0 million. In the fourth quarter of 2024, we received proceeds from our insurance claim that exceeded the amount recorded as a receivable by $0.6 million. These proceeds represented the cost associated with lost revenue and incremental expenses incurred.
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
In addition, we plan to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support our business, including a conversion to a new enterprise resource planning system currently scheduled to occur in over the next several years. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. Any such reduction in efficiency or disruption could have a material adverse effect on our business and results of operations.
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

12| December 28, 2024 Form 10-K

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
The regulatory environment related to information security, data collection, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. As a result, our practices may not have complied in the past or may not comply now or in the future with all such laws, regulations, requirements and obligations. Our failure to take any steps perceived by the regulatory body as appropriate to protect certain information may result in claims under various data privacy and security laws, which could severely impact our business.
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
We cannot be certain that United States or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our products. Third parties may sue us, and in fact have sued us (see Item 3 - Legal Proceedings of this Annual Report and Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information), for infringing or misappropriating their patent or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in litigation, in addition to any damages we might have to pay, we could be required to cease the infringing activity, obtain a license requiring us to make royalty payments, and/or enter into other settlement arrangements that temporarily preclude us from liability. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of the affected products, which would reduce our revenue.

13| December 28, 2024 Form 10-K

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
We have a significant amount of indebtedness. On December 28, 2024, our total indebtedness was $718.6 million, of which, $645.5 million is indebtedness issued under the term loan facility, and $11.1 million is indebtedness under finance lease and other obligations. The Company also has an asset-based revolving credit facility with aggregate commitments of up to $375.0 million, an outstanding balance of $62.0 million, and aggregate availability of $188.7 million as of December 28, 2024, subject to customary asset-backed loan borrowing base and availability provisions.
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
We may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facilities do not fully prohibit us from doing so. The senior secured credit facilities permit additional borrowing of up to $188.7 million as of December 28, 2024, subject to customary asset-backed loan borrowing base and availability provisions. If new debt is added to our current debt levels, the related risks that we now face could intensify.
We rely on available borrowings under the Asset-Based Revolving credit facility (“ABL Revolver”) for cash to operate our business, and the availability of credit under the ABL Revolver may be subject to significant fluctuation.
In addition to cash we generate from our business, our principal existing source of cash is borrowings available under the ABL Revolver. Aggregate availability will be limited to the lesser of a borrowing base and $375.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the ABL Revolver is potentially subject to significant fluctuation, depending on the value of the borrowing base-eligible assets as of any measurement date. The inability to borrow under the ABL Revolver may adversely affect our liquidity, financial position and results of operations. As of December 28, 2024, the ABL Revolver had an outstanding balance of $62.0 million and had outstanding letters of credit of $41.6 million, with $188.7 million of available borrowings as a source of liquidity based on the customary asset-backed loan borrowing base and availability provisions.
We are subject to fluctuations in interest rates.
All of our indebtedness incurred under our senior secured credit facilities have variable interest rates. Increases in borrowing rates will increase our cost of borrowing, which may adversely affect our results of operations and

14| December 28, 2024 Form 10-K

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
Certain aspects of our credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, or undertake certain other business activities. In particular, our minimum allowed fixed charge coverage ratio requirement is 1.0x as of December 28, 2024. A breach of the covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
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
We source many products from China and other Asian countries for resale in other regions. To the extent that the U.S. dollar declines relative to the CNY or other currencies, we may experience cost increases on such purchases. The U.S. dollar increased in value relative to the CNY by 2.8% in 2024, increased by 2.9% in 2023 and increased by 8.3% in 2022. Significant appreciation of the CNY or other currencies in countries where we source our products could adversely impact our profitability. In addition, our foreign subsidiaries in Canada and Mexico may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. We may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases which may adversely impact our results of operations.
If we were required to write down all or part of our goodwill or indefinite-lived trade names, our financial condition and results of operations could be materially adversely affected.

15| December 28, 2024 Form 10-K

We have $828.6 million of goodwill and $84.9 million of indefinite-lived trademarks recorded on our accompanying Consolidated Balance Sheets at December 28, 2024. We are required to periodically determine if our goodwill or indefinite-lived trademarks have become impaired, in which case we would write down the impaired portion.
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

16| December 28, 2024 Form 10-K

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
Role of the Board of Directors
The Audit Committee and the Board of Directors are responsible for the oversight of cybersecurity risk. The Audit Committee and Board of Directors receive periodic updates from management on the Company's cybersecurity program, threats, and defense measures implemented. Additionally, our Senior Vice President of Information Technology ("SVP - IT") provides updates to the Board of Directors on an as needed basis with respect to cybersecurity risks or any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such cybersecurity incident until it has been remediated.
Role of Management
Our SVP-IT oversees and provides accountability related to our cybersecurity risk management strategy and overall information security program. The SVP-IT’s cybersecurity team is led by a Director of Information Technology Security. The cybersecurity team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The program incorporates policies and practices designed to protect the privacy and security of our sensitive information.
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
The cybersecurity team leverages tools and systems such as Security Information and Event Management ("SIEM"), for real time alerts and insights.
The SVP-IT regularly reports to our senior leadership team, as well as periodically to our Board of Directors, regarding our cybersecurity program and material cybersecurity risks. The SVP-IT coordinates with other teams including internal Audit, to ensure a combined focus on technology modernization and remediation needs. The SVP-IT is briefed weekly on current security operations and relevant issues across the cybersecurity threat landscape.
Current Cybersecurity Events
In late May 2023, we experienced a ransomware attack relating to certain systems on our network (the “Cybersecurity Incident”). We promptly initiated an investigation, engaged the services of cybersecurity experts and outside advisors and worked with appropriate law enforcement authorities to contain, assess and remediate the Cybersecurity Incident.
The Cybersecurity Incident affected certain of our information technology systems, and as part of the containment effort, we suspended affected systems and elected to temporarily suspend additional systems in an abundance of caution. We reactivated and restored our operational systems over the course of the week following the Cybersecurity Incident. In 2023, the Cybersecurity Incident related costs net of an expected insurance receivable totaled $1.0 million. Our system remediation efforts regarding the Cybersecurity Incident were concluded as of December 30, 2023. In the fourth quarter of 2024, we received proceeds from our insurance claim that exceeded the amount recorded as a receivable by $0.6 million. These proceeds represented the cost associated with lost revenue and incremental expenses incurred.

17| December 28, 2024 Form 10-K

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

ITEM 2 – PROPERTIES.
As of December 28, 2024, our principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
Hardware and Protective Solutions & Robotics and Digital Solutions
Belton, Missouri	305,000	Distribution
Cincinnati, Ohio	270,000	Office, Distribution
Dallas, Texas	166,000	Distribution
Forest Park, Ohio (1)	428,000	Office, Distribution
Jacksonville, Florida	193,000	Distribution
Jonestown, Pennsylvania	187,000	Distribution
Shafter, California	168,000	Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution

Hardware and Protective Solutions
Atlanta, Georgia	14,000	Office
Guadalajara, Mexico	12,000	Office, Distribution
Pompano Beach, Florida	39,000	Office, Distribution
Monterrey, Mexico	13,000	Distribution
Shannon, Georgia	421,000	Office, Mfg., Distribution
Hamilton, Ohio	58,000	Mfg., Distribution
Salem, Oregon	31,000	Distribution
Tyler, Texas (2)	202,000	Office, Mfg., Distribution
Villa Rica, Georgia	275,000	Office, Mfg., Distribution
Shakopee, Minnesota	168,000	Office, Distribution
Golden Valley, Minnesota	4,400	Office

Robotics and Digital Solutions
Boulder, Colorado	8,000	Office

Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	100,000	Distribution
Laval, Quebec	34,000	Distribution
Milton, Ontario	27,000	Manufacturing
Scarborough, Ontario	23,000	Mfg., Distribution
Toronto, Ontario	456,000	Office, Distribution
Winnipeg, Manitoba	42,000	Distribution
(1)The Company leases two facilities in Forest Park, Ohio. This first is the Company's 43,000 square foot corporate office headquarters located at 1280 Kemper Meadow Road. The second is a 385,000 square foot distribution center located at 1700 Carillon Boulevard.

18| December 28, 2024 Form 10-K

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

ITEM 3 - LEGAL PROCEEDINGS.
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Dispute with Kiosk Development Partner
On December 16, 2024, the Company entered into a settlement agreement with a kiosk development partner (the “Kiosk Partner”), pursuant to which the Company paid the Kiosk Partner a $5 million settlement payment on December 30, 2024 to resolve all claims and disputes alleged by the Kiosk Partner. The Kiosk Partner’s claims alleged that, among other things, the Company failed to pay certain per key royalty fees to the Kiosk Partner allegedly owed under a joint development agreement dating back over 10 years ago. Though the Company believes it had strong defenses to the claims made by the Kiosk Partner, the Company opted to settle the matter before litigation was filed in order to avoid the cost and uncertainty of protracted litigation.

ITEM 4 – MINE SAFETY DISCLOSURES.
Not Applicable.

PART II

19| December 28, 2024 Form 10-K

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock Data
The Company's common stock is traded on The Nasdaq Stock Market under the symbol 'HLMN'. There were approximately 18 holders of record of common stock as of February 14, 2025. In addition to holders of record of our common stock, there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.
Dividends
The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 11 - Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information.
Stock Price Performance

Comparison of Cumulative Total Return
200
150
100
50
11/27/20
12/26/20
12/25/21
12/31/22
12/30/23
12/28/24
Hillman Solutions Corp.
Russell 2000 Index
Dow Jones US Industrial Suppliers Index

	November 27, 2020	December 26, 2020	December 25, 2021	December 31, 2022	December 30, 2023	December 28, 2024
Hillman Solutions Corp.	100.0	103.2	105.8	72.6	92.8	98.7
Russell 2000 Index	100.0	108.0	120.8	94.9	109.3	121.0
Dow Jones US Industrial Suppliers Index	100.0	102.9	130.1	114.2	166.7	187.8

20| December 28, 2024 Form 10-K

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
Unregistered Sales of Equity Securities
We did not issue or sell any unregistered equity securities during the year ended December 28, 2024.
Issuer Purchases of Equity Securities
We made no purchases of our equity securities during the year ended December 28, 2024.

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
Executive Overview and Trends in our Business
Net sales during 2024 decreased by 0.3% when compared to 2023. Driving our results for the year were the net sales contributions from the two acquisitions Hillman closed on this year (Koch in January 2024 and Intex DIY in August 2024). These were more than offset by a decline in net sales due to soft home improvement spending and price reductions during the year. Hardware and Protective Solutions, which is our largest segment, making up 74.3% of our net sales, led the way with an increase of 1.8% which was mainly driven by the aforementioned acquisitions. Offsetting this was a decrease in our Robotics and Digital Solutions segment and our Canadian business.
Products across our business are primarily used by DIYers and small contractors for repair, maintenance, and remodel projects. Because repair and maintenance projects are necessary no matter the economic environment, we believe our business is generally resilient to economic downturns. However, remodel projects are more dependent upon macroeconomic variables, including existing home sales. According to the National Association of Realtors, existing home sales in the U.S. were at a 30-year low during 2024, totaling $4.06 million. This was a headwind for our top line results during the year.
Our competitive moat, which consists of our 1,200 member field sales and service team, our ability to ship direct to the retail locations of our customers rather than their distribution network, and our 60+ years of experience set us apart from the competition. As such, we launched multiple new business wins during the year and we won vendor of the year awards from our two largest customers, Home Depot and Lowe's. This is the first time in Hillman's history that we have been recognized by our two largest customers as vendor of the year in the same year.
We are pleased with the progress we made during 2024. Looking to 2025, we remain committed to driving value for our stakeholders, and believe that our competitive moat and long-standing relationships with customers will allow us to continue to win.

21| December 28, 2024 Form 10-K

Impact of Global Economic Conditions on our Results of Operation
Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers. Changes in current economic conditions, including inflationary pressures in the cost of inventory, transportation, and employee compensation, foreign currency volatility, interest rates, and the growing concerns of a potential recession, have impacted consumer discretionary income levels and spending. Consumer discretionary income levels and spending impact the purchasing trends of our products by our retail customers. Any adverse trends in discretionary income and consumer spending could have a material adverse effect on our business or operating results.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a majority of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately by 2.8% in 2024, increased by 2.9% in 2023, and increased by 8.3% in 2022. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 7.1% in 2024, decreased by 0.4% in 2023, and increased by 10.8% in 2022.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 9.0% in 2024, decreased by 2.4% in 2023, and increased by 5.7% in 2022.
We import products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products. Recent tariffs against goods imported from China, Mexico, and Canada enacted on February 1, 2025 by the Trump Administration and any retaliatory tariffs issued in response thereto, could also increase prices on affected products.
Recent developments
Acquisition of Koch Industries, Inc.
On January 11, 2024, we completed the acquisition of Koch Industries, Inc. ("Koch"), a provider and merchandiser of rope and twine, chain and wire rope, and related hardware products for a total purchase price of $23.8 million. Koch has business operations throughout North America and its financial results reside in our Hardware and Protective Solutions reportable segment. Koch generated $39.9 million in net sales and $3.3 million in operating income for the year ended December 28, 2024.
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

22| December 28, 2024 Form 10-K

Acquisition of Intex DIY, Inc.
On August 23, 2024, we completed the acquisition of Intex DIY, Inc. ("Intex"), a leading supplier of wiping cloths, consumable rags, and cleaning textiles for a total purchase price of $34.1 million. This acquisition expands Hillman’s offerings in the cleaning products category. Intex is based in Georgia and sells to customers located throughout North America and its financial results will reside in the Company's Hardware and Protective Solutions reportable segment. Intex generated $21.1 million in net sales and $2.0 million in operating income for the year ended December 28, 2024.
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
Concurrent with the announcement of the Chapter 11 bankruptcy filing, True Value also announced that it had entered into an agreement to sell substantially all of its business operations to Do It Best Corp., another home improvement industry peer as a "stalking horse", or lead, bidder. The sale of True Value to Do It Best Corp. closed on November 22, 2024.
The Company does not believe the bankruptcy will have a material negative impact on our future net sales. With the completed sale to Do It Best Corp. and conversion to direct billing with some stores, we believe we will maintain the majority of the existing sales previously attributed to True Value. With respect to collectability of our accounts receivable, in the year ended December 28, 2024, we recorded a charge of $8.6 million representing the net receivable balances less the amount we expect to recover as an administrative claim pursuant to Section 503(b)(9) of the bankruptcy code. The loss was recorded in selling, warehouse, general and administrative expenses. All uncollectible receivables were written off in the fourth quarter of 2024 and are no longer included in our gross receivables or the allowances as of December 28, 2024.
Settlement of Dispute with Kiosk Development Partner
On December 16, 2024, the Company entered into a settlement agreement with a kiosk development partner (the “Kiosk Partner”), pursuant to which the Company paid the Kiosk Partner a $5.0 million settlement payment on December 30, 2024 to resolve all claims and disputes alleged by the Kiosk Partner. See Item 3 - Legal Proceedings of this Annual Report and Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information. The $5.0 million settlement was recorded within the Robotics and Digital Solution segment in Selling, Warehouse, and General and Administrative expense within the Consolidated Statements of Comprehensive Loss.
Financial Summary and Other Key Metrics
Fiscal 2024 and 2023 consisted of 252 shipping days. Shipping days are defined as non-holiday week-days, Monday through Friday of each week of the fiscal year.
•Net sales for the year ended December 28, 2024 were $1,472.6 million compared to net sales of $1,476.5 million for the year ended December 30, 2023, a decrease of approximately $3.9 million or 0.3%. The decrease was primarily due to market softness and decreased volume, partially offset by net sales from our acquisition of Koch of $39.9 million and net sales from our acquisition of Intex of $21.1 million.
•Net income improved to $17.3 million, or $0.09 per diluted share, compared to a net loss of $9.6 million, or $(0.05) per diluted share for the year ended December 30, 2023.
•Adjusted EBITDA(1) totaled $241.8 million versus $219.4 million in the year ended December 30, 2023.
(1) Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income (loss) to Adjusted EBITDA.

23| December 28, 2024 Form 10-K

Results of Operations
The following table shows the results of operations for the years ended December 28, 2024, December 30, 2023 and December 31, 2022.

	Year Ended December 28, 2024		Year Ended December 30, 2023		Year Ended December 31, 2022
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,472,595	100.0%	$1,476,477	100.0%	$1,486,328	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	764,691	51.9%	828,956	56.1%	846,551	57.0%
Selling, warehouse, general and administrative expenses	488,702	33.2%	452,110	30.6%	480,993	32.4%
Depreciation	68,766	4.7%	59,331	4.0%	57,815	3.9%
Amortization	61,274	4.2%	62,309	4.2%	62,195	4.2%
Other expense (income), net	361	—%	12,843	0.9%	(1,119)	(0.1)%
Income from operations	88,801	6.0%	60,928	4.1%	39,893	2.7%
Interest expense, net	59,241	4.0%	68,310	4.6%	54,560	3.7%
Refinancing costs	3,008	0.2%	—	—%	—	—%
Income (loss) before income taxes	26,552	1.8%	(7,382)	(0.5)%	(14,667)	(1.0)%
Income tax expense	9,297	0.6%	2,207	0.1%	1,769	0.1%
Net income (loss)	$17,255	1.2%	$(9,589)	(0.6)%	$(16,436)	(1.1)%

Adjusted EBITDA (1)	241,753	16.4%	219,360	14.9%	210,249	14.1%
(1) Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income (loss) to Adjusted EBITDA.
Net Sales
Net Sales by Product Line

					2024 vs. 2023				2023 vs. 2022
	2024	% of Net Sales	2023	% of Net Sales	$ Change	% Change	2022	% of Net Sales	$ Change	% Change
Fastening and Hardware	$1,002,867	68.1%	$1,005,911	68.1%	(3,044)	(0.3)%	$989,572	66.6%	16,339	1.7%
Personal Protective	229,925	15.6%	216,404	14.7%	13,521	6.2%	243,450	16.4%	(27,046)	(11.1)%
Keys and Key Accessories	191,699	13.0%	201,923	13.7%	(10,224)	(5.1)%	196,989	13.3%	4,934	2.5%
Engraving and Resharp	48,104	3.3%	52,239	3.5%	(4,135)	(7.9)%	56,317	3.8%	(4,078)	(7.2)%
Consolidated	$1,472,595		$1,476,477		$(3,882)		$1,486,328		$(9,851)
See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a reconciliation of net sales by product line to net sales by operating segment.

24| December 28, 2024 Form 10-K

Net Sales by Segment

					2024 vs. 2023				2023 vs. 2022
	2024	% of Net Sales	2023	% of Net Sales	$ Change	% Change	2022	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$1,094,377	74.3%	$1,074,619	72.8%	$19,758	1.8%	$1,068,734	71.9%	$5,885	0.6%
Robotics and Digital Solutions	230,317	15.6%	245,400	16.6%	(15,083)	(6.1)%	245,633	16.5%	(233)	(0.1)%
Canada	147,901	10.0%	156,458	10.6%	(8,557)	(5.5)%	171,961	11.6%	(15,503)	(9.0)%
Consolidated	$1,472,595		$1,476,477		$(3,882)		$1,486,328		$(9,851)

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
Net sales decreased $3.9 million in total during 2024. The decrease in net sales was primarily driven by the factors described below:
Hardware and Protective Solutions increased $19.8 million due to the following:
•Hardware sales increased $3.7 million primarily driven by $39.9 million of net sales added by the acquisition of Koch, offset by $27.3 million in reduced volume driven by market softness and $8.9 million in price reductions.
•Protective equipment sales increased by $16.1 million primarily driven by $21.1 million of net sales added by the acquisition of Intex, offset by $3.8 million in price reductions and $1.0 million in reduced volume driven by market softness.
Robotics and Digital Solutions sales decreased $15.1 million primarily due to decreases in key and engraving volume.
Canada net sales decreased $8.6 million primarily due to a $6.7 million decrease related to price reductions as well as a $2.1 million unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

					2024 vs. 2023				2023 vs. 2022
	2024	% of Segment Net Sales	2023	% of Segment Net Sales	$ Change	% Change	2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$612,175	55.9%	$659,895	61.4%	$(47,720)	(7.2)%	$669,500	62.6%	$(9,605)	(1.4)%
Robotics and Digital Solutions	65,747	28.5%	71,566	29.2%	(5,819)	(8.1)%	73,944	30.1%	(2,378)	(3.2)%
Canada	86,769	58.7%	97,495	62.3%	(10,726)	(11.0)%	103,107	60.0%	(5,612)	(5.4)%
Consolidated	$764,691		$828,956		$(64,265)		$846,551		$(17,595)
Hardware and Protective Solutions cost of sales as a percentage of net sales decreased primarily due to the decreased product and shipping costs.
Our Robotics and Digital Solutions cost of sales as a percentage of net sales decreased primarily due to a shift in product mix from full-service to self-service keys.
Canada cost of sales as a percentage of net sales decreased primarily due to decreased product and shipping cost.
Selling, Warehouse, and General and Administrative Expenses

25| December 28, 2024 Form 10-K

The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

					2024 vs. 2023				2023 vs. 2022
	2024	% of Segment Net Sales	2023	% of Segment Net Sales	$ Change	% Change	2022	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$344,361	31.5%	$312,436	29.1%	$31,925	10.2%	$306,456	28.7%	$5,980	2.0%
Robotics and Digital Solutions	96,984	42.1%	94,980	38.7%	2,004	2.1%	126,372	51.4%	(31,392)	(24.8)%
Canada	47,357	32.0%	44,694	28.6%	2,663	6.0%	48,165	28.0%	(3,471)	(7.2)%
Consolidated	$488,702		$452,110		$36,592		$480,993		$(28,883)
Hardware and Protective Solutions SG&A increased in 2024 due to the following:
•Selling expense increased $10.7 million primarily due to increased compensation and benefit expense.
•Warehouse expense increased $0.8 million due to inflation in labor and shipping costs.
•General and administrative (“G&A”) increased by $20.4 million. We recorded a write off of $8.6 million of accounts receivable, net, in 2024 due to the True Value bankruptcy. The remaining increase was primarily driven by increased incentive compensation and investment into information technology and security.
Robotics and Digital Solutions SG&A increased in 2024 due to the following:
•Warehouse decreased by $1.3 million primarily due to the shift from full-service keys, which have a higher warehousing cost, to self-service keys.
•G&A increased by $2.9 million. The increase was primarily driven by a $5.0 million settlement agreement with a kiosk development partner (see Note 15 - Commitments and Contingencies). We also recorded a $0.3 million write off of accounts receivable, net related to the True Value bankruptcy. These increased expenses were partially offset by reduced legal and consulting expense.
Canada SG&A increased in 2024 due to the following:
•Selling expense increased $1.2 million primarily due to increased incentive compensation expense.
•G&A increased by $1.4 million primarily due to severance costs associated with restructuring and incentive compensation.
Other Operating Expenses
Depreciation expense increased $9.4 million due to increased capital spend on merchandising racks and facility relocations completed in the prior year.
Amortization expense decreased $1.0 million primarily due to lower intangible asset balances following the write down of the carrying values of intangible assets to their fair value as a result of exiting a specific product line that occurred in the fourth quarter of 2023.
In the year ended December 28, 2024, other expense (income), net consisted primarily of an exchange rate loss of $0.9 million along with a $0.2 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 14 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information). Offsetting the loss was income from certain rebates received. In the year ended December 30, 2023, other expense (income), net consisted primarily of a $19.6 million impairment charge related to the write down of intangible assets, (see Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information) and a $4.9 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob.

26| December 28, 2024 Form 10-K

Income from Operations

			2024 vs. 2023			2023 vs. 2022
	2024	2023	$ Change	% Change	2022	$ Change	% Change
Hardware and Protective Solutions	$56,790	$8,366	$48,424	578.8%	$20,742	$(12,376)	59.7%
Robotics and Digital Solutions	23,897	42,953	(19,056)	(44.4)%	3,541	39,412	1113.0%
Canada	8,114	9,609	(1,495)	(15.6)%	15,610	(6,001)	(38.4)%
Total segment income from operations	$88,801	$60,928	$27,873	45.7%	$39,893	$21,035	52.7%
Income from operations in our Hardware and Protective Solutions segment increased $48.4 million due to the changes in net sales, cost of sales, SG&A expense, and other expense (income), net described above. Depreciation expense increased by $6.5 million due to increased capital spend on merchandising racks and facility relocations completed in the prior year.
Income from operations in our Robotics and Digital Solutions segment decreased by $19.1 million primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, including the $5.0 million settlement agreement and a decrease of $5.2 million in other expense driven by the changes in revaluation of the contingent consideration. Offsetting the decrease was a $2.8 million increase in depreciation expense associated with increased capital spend on key machines.
Canada's income from operations decreased by $1.5 million primarily due to the changes in net sales, cost of sales, and SG&A expenses described above. Canada also recorded exchange rate loss of $0.7 million in 2024 compared to a gain of $0.1 million in 2023.
Income (Loss) Before Income Taxes
Interest expense, net, decreased $9.1 million primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2024 (see Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information).
Income Taxes:
For the years ended December 28, 2024 and December 30, 2023 the effective income tax rate was 35.0% and (29.9)%, respectively. The Company recorded an income tax provision for the year ended December 28, 2024 of $9.3 million, and an income tax provision for the year ended December 30, 2023 of $2.2 million.
In 2024, the Company's effective tax rate differed from the U.S. federal statutory tax rate due to certain non-deductible expenses. In addition, the effective tax rate differed due to state and foreign income taxes and withholding taxes for distributions from our Canadian business.
In 2023, the Company's effective tax rate differed from the U.S. federal statutory tax rate primarily due to withholding taxes on distributions from our Canadian subsidiary. In addition, the effective tax rate differed due to state and foreign income taxes and certain non-deductible expenses.
Year Ended December 30, 2023 vs Year Ended December 31, 2022
For a comparison of our results of operations for fiscal 2023 to fiscal 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for fiscal 2023.

27| December 28, 2024 Form 10-K

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
Change to Non-GAAP metrics
After dialogue with the SEC, we have revised our presentation of Adjusted EBITDA on a prospective basis to include the impact of a $8.6 million write off of receivables from True Value, which was previously excluded from the Non-GAAP figures. The charge resulted from True Value’s Chapter 11 filing in October of 2024. See the "Recent Developments" section of Management's Discussion and Analysis for additional information on this write off.
The following table presents a reconciliation of Net income (loss), the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Net income (loss)	$17,255	$(9,589)	$(16,436)
Income tax expense	9,297	2,207	1,769
Interest expense, net	59,241	68,310	54,560
Depreciation	68,766	59,331	57,815
Amortization	61,274	62,309	62,195
EBITDA	$215,833	$182,568	$159,903

Stock compensation expense	13,463	12,004	13,524
Restructuring and other costs(1)	2,978	3,031	2,617
Litigation expense (2)	5,000	339	32,856
Transaction and integration expense (3)	1,243	1,754	2,477
Change in fair value of contingent consideration	228	(4,936)	(1,128)
Refinancing costs (4)	3,008	—	—
Impairment charges (5)	—	24,600	—
Adjusted EBITDA	$241,753	$219,360	$210,249

(1)Restructuring and other costs includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities. 2024 and 2023 includes costs associated with the Cybersecurity Incident that occurred in May 2023, see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information.
(2)Litigation expense include a settlement and legal fees paid in association with a dispute with a kiosk development partner, and litigation with the Hy-Ko Products Company LLC litigation (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
(3)Transaction and integration expense includes professional fees and other costs related to the Koch Industries, Inc. and Intex DIY, Inc acquisitions and the CCMP secondary offerings in 2023.
(4)In the first quarter of 2024, we entered into a Repricing Amendment (2024 Repricing Amendment) on our existing Senior Term Loan due July 14, 2028 (see Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information).
(5)In the fourth quarter of 2023, we recorded an impairment charge in our Hardware and Protective Solutions segment of $24.6 million, primarily related to review of certain product offerings. In the fourth quarter of 2023, we evaluated a specific product line and decided to exit certain retail locations and markets, which reduced the future cash flows from this product line and impacted the lower of cost or market valuation of inventory. As a result of this review we impaired $19.6 million of intangible assets and recorded inventory revaluation charges of $5.0 million.

28| December 28, 2024 Form 10-K

The following tables present a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in thousands). Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation:

Year Ended December 28, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$56,790	$23,897	$8,114
Depreciation and amortization	81,861	43,245	4,934
Stock compensation expense	11,360	1,319	784
Restructuring and other costs	342	688	1,948
Litigation expense	—	5,000	—
Transaction and integration expense	1,207	36	—
Change in fair value of contingent consideration	—	228	—
Adjusted EBITDA	$151,560	$74,413	$15,780

Year Ended December 30, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$8,366	$42,953	$9,609
Depreciation and amortization	76,099	40,714	4,827
Stock compensation expense	9,988	1,251	765
Restructuring and other costs	2,549	372	110
Litigation expense	—	339	—
Transaction and integration expense	1,561	193	—
Change in fair value of contingent consideration	—	(4,936)	—
Impairment charges	24,600	—	—
Adjusted EBITDA	$123,163	$80,886	$15,311

Year Ended December 31, 2022	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating (loss) income	$20,742	$3,541	$15,610
Depreciation and amortization	72,266	42,905	4,839
Stock compensation expense	11,057	1,479	988
Restructuring and other costs	2,342	275	—
Litigation expense	—	32,856	—
Transaction and integration expense	2,231	246	—
Change in fair value of contingent consideration	—	(1,128)	—
Adjusted EBITDA	$108,638	$80,174	$21,437
Liquidity and Capital Resources:
The following table presents the key categories of our consolidated statements of cash flows:

29| December 28, 2024 Form 10-K

	Year Ended December 28, 2024	Year Ended December 30, 2023	$ Change	Year Ended December 31, 2022	$ Change
Net cash provided by operating activities	$183,336	$238,035	$(54,699)	$119,011	$119,024
Net cash used for investing activities	(143,397)	(67,852)	(75,545)	(72,822)	4,970
Net cash used for financing activities	(39,268)	(161,976)	122,708	(28,722)	(133,254)
Net increase in cash and cash equivalents	5,957	7,472	(1,515)	16,476	(9,004)
Operating Cash Flows:
Operating cash flows for the year ended December 28, 2024 were unfavorably impacted by increases in accounts receivable due to accounts receivable generated by the Koch business post acquisition. Additionally, we saw increased accrued liabilities due to the timing of inventory purchases and payments. Finally, in the current year we saw increases in accrued incentive compensation which favorably impacted our cash flow from operating activities.
Net cash provided by operating activities for the year ended December 30, 2023 were favorably impacted by reducing inventory as part of the Company's ongoing strategic initiative to lower inventory on hand during 2023.
Investing Cash Flows:
Capital Expenditures:
Cash of $85.2 million, $65.8 million, and $69.6 million, was used in the years ending December 28, 2024, December 30, 2023 and December 31, 2022, respectively, to invest in new key duplicating kiosks and machines and merchandising racks.
Acquisitions:
Intex DIY, Inc.
On August 23, 2024, the Company completed the acquisition of Intex DIY, Inc. ("Intex"), a leading supplier of wiping cloths, consumable rags, and cleaning textiles for a total purchase price of $34.1 million. Intex has business operations throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment. (see Note 5 - Acquisitions of the Notes to Consolidated Financial Statements for additional information).
Koch Industries, Inc.
On January 11, 2024, the Company completed the acquisition of Koch Industries, Inc. ("Koch"), a premier provider and merchandiser of rope and twine, chain and wire rope, and related hardware products for a total purchase price of $23.8 million. Koch has business operations throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment (see Note 5 - Acquisitions of the Notes to Consolidated Financial Statements for additional information).
Financing Cash Flows:
Term Loan:
The Company used $106.4 million of cash for principal payments on the senior term loan, including a $100.0 million prepayment made on October 3, 2024 against the outstanding term loan balance without payment of a premium or penalty. As of December 28, 2024, we have outstanding borrowings of $645.5 million on the term loan. See Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
ABL Revolver:
Our revolver draws, net of repayments, used cash of $62.0 million in the year ended December 28, 2024 as part of the Company's initiative to pay down the term loan along with the acquisitions of Koch and Intex referenced above. During the year ended December 30, 2023, our revolver repayments, net of draws, used cash of $72.0 million as part of the Company's initiative to pay down the term loan.
Stock Option Exercises:

30| December 28, 2024 Form 10-K

In the years ended December 28, 2024, December 30, 2023, and December 31, 2022, the Company received $9.7 million, $2.2 million, and $2.6 million, respectively, from the exercise of stock options.
Liquidity:
We believe that projected cash flows from operations and ABL Revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. As of December 28, 2024, the ABL Revolver had an outstanding balance of $62.0 million and had outstanding letters of credit of $41.6 million, leaving $188.7 million of available borrowings as a source of liquidity. Our material cash requirements for known contractual obligations include, debt, and lease obligations, each of which are discussed in more detail earlier in this section and in the footnotes to consolidated financial statements, along with capital expenditures. We expect to spend $90 million for capital expenditures in 2025. Our future investments will depend primarily on the builds of new key duplicating kiosks and machines, merchandising racks, and IT projects that we undertake and the timing of these expenditures.
We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current distribution needs and are fulfilled by our suppliers within the short term.
Our working capital (current assets minus current liabilities) position of $319.5 million as of December 28, 2024 represents a decrease of $5.4 million from the December 30, 2023 level of $324.9 million. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.
Related Party Transactions:
The information required by this Item is set forth in the section entitled Related Party Transactions in the 2025 Proxy Statement and is hereby incorporated by reference into this Form 10-K.
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
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the standard cost method, which approximates the first-in-first-out “FIFO” method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our excess and obsolete inventory reserve. However, if our estimates regarding excess and obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 5% difference in actual excess and obsolete inventory reserved for at December 28, 2024 would have affected net earnings by approximately $1.5 million in fiscal 2024.
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

31| December 28, 2024 Form 10-K

carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
Our annual impairment assessment is performed for the reporting units as of October 1. In 2024, 2023, and 2022, with the assistance of an independent third-party specialist, management assessed the value of our reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the projected net sales and EBITDA growth rates and the discount rates. The results of the quantitative assessments in 2024, 2023, and 2022 indicated that the fair value of each reporting unit was in excess of its carrying value.
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
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Protective Solutions and Hardware Solutions reporting units' goodwill. As of December 28, 2024, the carrying value of the Protective Solutions reporting unit’s goodwill was $128.8 million and Hardware Solutions reporting unit's goodwill was $436.8 million.
Recent Accounting Pronouncements:
Recently issued accounting standards are described in Note 3 - Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Exposure
We are exposed to the impact of interest rate changes as our borrowings bear interest at variable interest rates. It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at December 28, 2024, after consideration of our SOFR floor rates and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.5 million.
Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $136.2 million net asset value of our Canadian and Mexican subsidiaries as of December 28, 2024. The foreign subsidiaries' net tangible assets were $84.7 million and the net intangible assets were $51.5 million as of December 28, 2024.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 13 - Derivatives and Hedging of the Notes to Consolidated Financial Statements.

32| December 28, 2024 Form 10-K

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

33| December 28, 2024 Form 10-K

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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on its assessment, our management has concluded that our internal control over financial reporting was effective, as of December 28, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management's assessment with the Audit Committee of Hillman Solutions Corp.

/s/ JON MICHAEL ADINOLFI		/s/ ROBERT O. KRAFT

Jon Michael Adinolfi		Robert O. Kraft
President and Chief Executive Officer		Chief Financial Officer
Dated:	February 20, 2025	Dated:	February 20, 2025

34| December 28, 2024 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hillman Solutions Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hillman Solutions Corp. and subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, the related consolidated statements of comprehensive income (loss), cash flows, and stockholders’ equity, for each of the three years in the period ended December 28, 2024, and the related notes and the financial statement schedule II - Valuation Accounts (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company used a discounted cash flow model to estimate the fair values of the Hardware Solutions (“HS”) reporting unit and the Protective Solutions (“PS”) reporting unit. The discounted cash flow model requires management to make significant estimates and assumptions including projected net sales and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) growth rates and discount rates. Changes in these assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $828.6 million as of

35| December 28, 2024 Form 10-K

December 28, 2024, of which $436.8 million and $128.8 million were allocated to the HS reporting unit and the PS reporting unit, respectively. The estimated fair value of the HS and PS reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
We identified the Company’s discounted cash flow model in the impairment evaluation of goodwill for the HS and the PS reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of certain of management’s estimates and assumptions, particularly related to projected net sales and EBITDA growth rates as well as the selection of discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimates of projected net sales and EBITDA growth rates and the selection of discount rates used by management to estimate the fair values of the HS and PS reporting units included the following, among others:
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
•We performed a sensitivity analysis of the projected net sales and EBITDA growth rates and selected discount rates, which included their impact on cash flows.
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
•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methodologies utilized, along with the discount rates and long-term net sales growth rates selected by:
◦Testing the source information underlying the determination of discount rates and long-term net sales growth rates, including the mathematical accuracy of the calculations.
◦Developing a range of independent estimates for the discount rates and compared those to those rates selected by management.
◦Utilizing industry and market-specific growth trends to assess the reasonableness of the long-term net sales growth rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 20, 2025

We have served as the Company's auditor since 2022.

36| December 28, 2024 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$44,510	$38,553
Accounts receivable, net of allowances of $2,827 ($2,770 - 2023)	109,788	103,482
Inventories, net	403,673	382,710
Other current assets	15,213	23,235
Total current assets	573,184	547,980
Property and equipment, net of accumulated depreciation of $376,150 ($333,875 - 2023)	224,174	200,553
Goodwill	828,553	825,042
Other intangibles, net of accumulated amortization of $530,398 ($470,791 - 2023)	605,859	655,293
Operating lease right of use assets	81,708	87,479
Other assets	17,025	14,754
Total assets	$2,330,503	$2,331,101
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$139,057	$140,290
Current portion of debt and finance lease obligations	12,975	9,952
Current portion of operating lease liabilities	16,850	14,407
Accrued expenses:
Salaries and wages	34,977	22,548
Pricing allowances	7,651	8,145
Income and other taxes	10,377	6,469
Other accrued expenses	31,843	21,309
Total current liabilities	253,730	223,120
Long-term debt	691,726	731,708
Deferred tax liabilities	124,611	131,552
Operating lease liabilities	71,474	79,994
Other non-current liabilities	6,591	10,198
Total liabilities	1,148,132	1,176,572

Commitments and Contingencies (Note 15)	—	—
Stockholders' equity:
Common stock, 0.0001 par, 500,000,000 shares authorized, 196,705,710 and 194,913,124 issued and outstanding at December 28, 2024 and December 30, 2023, respectfully	20	20
Additional paid-in capital	1,442,958	1,418,535
Accumulated deficit	(218,951)	(236,206)
Accumulated other comprehensive loss	(41,656)	(27,820)
Total stockholders' equity	1,182,371	1,154,529
Total liabilities and stockholders' equity	$2,330,503	$2,331,101
The Notes to Consolidated Financial Statements are an integral part of these statements.

37| December 28, 2024 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE Income (LOSS)
(dollars in thousands)

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Net sales	$1,472,595	$1,476,477	$1,486,328
Cost of sales (exclusive of depreciation and amortization shown separately below)	764,691	828,956	846,551
Selling, warehouse, and general and administrative expenses	488,702	452,110	480,993
Depreciation	68,766	59,331	57,815
Amortization	61,274	62,309	62,195
Other expense (income), net	361	12,843	(1,119)
Income from operations	88,801	60,928	39,893
Interest expense, net	59,241	68,310	54,560
Refinancing costs	3,008	—	—
Income (loss) before income taxes	26,552	(7,382)	(14,667)
Income tax expense	9,297	2,207	1,769
Net income (loss)	$17,255	$(9,589)	$(16,436)

Basic income (loss) per share	$0.09	$(0.05)	$(0.08)
Weighted average basic shares outstanding	196,108	194,722	194,249

Diluted income (loss) per share	$0.09	$(0.05)	$(0.08)
Weighted average diluted shares outstanding	198,915	194,722	194,249

Net income (loss) from above	$17,255	$(9,589)	$(16,436)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16,471)	4,801	(7,615)
Hedging activity	2,635	(11,597)	13,745
Total other comprehensive (loss) income	(13,836)	(6,796)	6,130
Comprehensive income (loss)	$3,419	$(16,385)	$(10,306)

The Notes to Consolidated Financial Statements are an integral part of these statements.

38| December 28, 2024 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net income (loss)	$17,255	$(9,589)	$(16,436)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	130,040	121,640	120,010
(Gain) loss on dispositions of property and equipment	56	(34)	(26)
Impairment charges	—	24,600	—
Deferred income taxes	(5,038)	(8,693)	(873)
Deferred financing and original issue discount amortization	5,065	5,323	3,582
Loss on debt restructuring	3,008	—	—
Cash paid to third parties in connection with debt restructuring	(1,554)	—	—
Stock-based compensation expense	13,463	12,004	13,524
Customer bankruptcy reserve	8,640	—	—
Change in fair value of contingent consideration	228	(4,936)	(1,128)
Changes in operating items:
Accounts receivable	(4,545)	(15,898)	19,889
Inventories	8,710	103,660	38,813
Other assets	(6,004)	3,068	566
Accounts payable	(7,784)	8,029	(53,760)
Accrued salaries and wages	12,707	6,750	7,553
Other accrued liabilities	9,089	(7,889)	(12,703)
Net cash provided by operating activities	183,336	238,035	119,011
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(57,900)	(1,700)	(2,500)
Capital expenditures	(85,219)	(65,769)	(69,589)
Other investing activities	(278)	(383)	(733)
Net cash used for investing activities	(143,397)	(67,852)	(72,822)
Cash flows from financing activities:
Repayments of senior term loans	(106,383)	(88,510)	(10,638)
Borrowings of revolving credit loans	177,000	178,000	244,000
Repayments of revolving credit loans	(115,000)	(250,000)	(265,000)
Financing fees	(33)	—	—
Principal payments under finance lease obligations	(3,682)	(2,410)	(1,470)
Proceeds from exercise of stock options	9,657	2,167	2,609
Payments of contingent consideration	(260)	(1,232)	—
Other financing activities	(567)	9	1,777
Net cash used for financing activities	(39,268)	(161,976)	(28,722)
Effect of exchange rate changes on cash	5,286	(735)	(991)
Net increase in cash and cash equivalents	5,957	7,472	16,476
Cash and cash equivalents at beginning of period	38,553	31,081	14,605
Cash and cash equivalents at end of period	$44,510	$38,553	$31,081
The Notes to Consolidated Financial Statements are an integral part of these statements.

39| December 28, 2024 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 25, 2021	193,995	$20	$1,387,410	$(210,181)	$(27,154)	$1,150,095
Net loss	—	—	—	(16,436)	—	(16,436)
Stock option activity, stock awards and employee stock purchase plan	553	—	16,190	—	—	16,190
Hedging activity	—	—	—	—	13,745	13,745
Change in cumulative foreign currency translation adjustment	—	—	—	—	(7,615)	(7,615)
Other	—	—	760	—	—	760
Balance at December 31, 2022	194,548	$20	$1,404,360	$(226,617)	$(21,024)	$1,156,739
Net loss	—	—	—	(9,589)	—	(9,589)
Stock option activity, stock awards and employee stock purchase plan	365	—	14,175	—	—	14,175
Hedging activity	—	—	—	—	(11,597)	(11,597)
Change in cumulative foreign currency translation adjustment	—	—	—	—	4,801	4,801
Balance at December 30, 2023	194,913	$20	$1,418,535	$(236,206)	$(27,820)	$1,154,529
Net income	—	—	—	17,255	—	17,255
Stock option activity, stock awards and employee stock purchase plan	1,793	—	24,423	—	—	24,423
Hedging activity	—	—	—	—	2,635	2,635
Change in cumulative foreign currency translation adjustment	—	—	—	—	(16,471)	(16,471)
Balance at December 28, 2024	196,706	$20	$1,442,958	$(218,951)	$(41,656)	$1,182,371
The Notes to Consolidated Financial Statements are an integral part of these statements.

40| December 28, 2024 Form 10-K

1. BASIS OF PRESENTATION
The accompanying financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. The Consolidated Financial Statements included herein have been prepared in accordance with accounting standards generally accepted in the United States of America ("U.S. GAAP"). All intercompany balances and transactions have been eliminated. References to 2024, 2023, and 2022 are for fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. Certain amounts in the prior year presentation were reclassified to conform to the current year’s presentation.
"Hillman Solutions Corp.," "HMan Group Holdings Inc.," and "The Hillman Companies, Inc." are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in "The Hillman Group, Inc.," which is the borrower under our credit facility.
The Company has a 52-53 week fiscal year ending on the last Saturday in December. In a 52 week fiscal year, each of the Company’s quarterly periods will consist of 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. In 2024 and 2023, the Company had a 52 week fiscal year, whereas in 2022, the Company had its first 53 week fiscal year.
Nature of Operations:
The Company is comprised of three separate operating business segments: (1) Hardware and Protective Solutions, (2) Robotics and Digital Solutions, and (3) Canada.
Hillman provides and, on a limited basis, produces products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; personal protective equipment such as gloves and eye-wear; rope and chain; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $25,647 and $12,695 at December 28, 2024 and December 30, 2023, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances.
Restricted Investments:
The Company's restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company's employees. The current portion of the investments is included in other current assets and the long term portion in other assets on the accompanying Consolidated Balance Sheets. See Note 9 - Deferred Compensation Plan for additional information.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts by considering historical losses, adjusted to take into account current market conditions. The estimates for calculating the aggregate reserve are based on the financial condition of the customers, the length of time receivables are past due, historical collection experience, current economic trends, and reasonably supported forecasts. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $2,827 and $2,770 as of December 28, 2024 and December 30, 2023, respectively.

41| December 28, 2024 Form 10-K

In the years ended December 28, 2024 and December 30, 2023, the Company entered into agreements to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $286,243, $299,169 and $374,105 for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively, and has included the proceeds in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Related to the sale of accounts receivable, the Company recorded losses of approximately $5,840, $6,313 and $4,432 for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
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
Property and equipment, net, consists of the following at December 28, 2024 and December 30, 2023:

	Estimated Useful Life
	(Years)			2024	2023
Leasehold improvements	life of lease			$29,145	$28,026
Machinery and equipment	3	-	10	481,418	420,921
Computer equipment and software	3	-	5	73,203	70,356
Furniture and fixtures	6	-	8	12,506	12,396
Construction in process				4,052	2,729
Property and equipment, gross				600,324	534,428
Less: Accumulated depreciation				376,150	333,875
Property and equipment, net				$224,174	$200,553
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
The Company’s annual impairment assessment is performed for its reporting units as of October 1st. With the assistance of an independent third-party specialist, management assessed the value the of the reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates

42| December 28, 2024 Form 10-K

under the discounted cash flow model include the discount rate and projected net sales and EBITDA growth rates. The results of the quantitative assessment in 2024, 2023, and 2022 indicated that the fair value of each reporting unit was in excess of its carrying value. Therefore goodwill was not impaired as of our annual testing dates.
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at				Goodwill at
	December 30, 2023	Acquisitions	Disposals	Other(1)	December 28, 2024
Hardware and Protective Solutions	$575,298	$6,568	$—	$(679)	$581,187
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	28,808	—	—	(2,378)	26,430
Total	$825,042	$6,568	$—	$(3,057)	$828,553
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
Other intangibles, net, as of December 28, 2024 and December 30, 2023 consist of the following:

	Useful Life (Years)			December 28, 2024	December 30, 2023
Customer relationships	13	-	20	$954,888	$944,713
Trademarks - indefinite	Indefinite			84,883	85,520
Trademarks - other	2	-	15	29,549	31,665
Technology and patents	1	-	12	66,937	64,186
Intangible assets, gross				1,136,257	1,126,084
Less: Accumulated amortization				530,398	470,791
Intangible assets, net				$605,859	$655,293
Estimated annual amortization expense for intangible assets subject to amortization at December 28, 2024 for the next five fiscal years is as follows:

Fiscal Year Ended	Amortization Expense
2025	$60,806
2026	56,339
2027	53,506
2028	52,740
2029	51,830
Thereafter	245,755
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. With the assistance of an independent third-party specialist, management assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date as of October 1st. No impairment charges related to indefinite-lived intangible assets were recorded by the Company in 2024, 2023, or 2022 as a result of the quantitative annual impairment test.
Long-Lived Assets:

43| December 28, 2024 Form 10-K

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
During fiscal 2023, the Company performed an impairment assessment on certain intangible assets. In the fourth quarter of 2023, we evaluated a specific product line and decided to exit certain retail locations and markets, which reduced the future cash flows from this product line and impacted the lower of cost or net realizable value of inventory. As a result, the Company recognized an impairment charge of $19.6 million during the fourth quarter of 2023 to write down the carrying values of intangible assets to their fair value. The Impairment charge was split between the following asset categories: $15.6 million for customer relationships, $2.2 million for technology and patents, and $1.7 million for trademarks - other. The impairment charge is included in other expense (income), net in the accompanying consolidated statements of comprehensive income (loss).
No other impairment charges were recorded in 2024, 2023, or 2022. Approximately 96% of the Company’s long-lived assets are held within the United States.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where management estimates it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax-related item. See Note 6 - Income Taxes for additional information.
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
Interest and penalties related to income taxes are included in income tax expense for income taxes.
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

44| December 28, 2024 Form 10-K

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
Retirement benefit costs were $4,832, $4,315, and $4,055 in the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
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

45| December 28, 2024 Form 10-K

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 28, 2024
Fastening and Hardware	$868,899	$—	$133,968	$1,002,867
Personal Protective	225,478	—	4,447	229,925
Keys and Key Accessories	—	182,253	9,446	191,699
Engraving and Resharp	—	48,064	40	48,104
Consolidated	$1,094,377	$230,317	$147,901	$1,472,595

Year Ended December 30, 2023
Fastening and Hardware	$865,212	$—	$140,699	$1,005,911
Personal Protective	209,407	—	6,997	216,404
Keys and Key Accessories	—	193,212	8,711	201,923
Engraving and Resharp	—	52,188	51	52,239
Consolidated	$1,074,619	$245,400	$156,458	$1,476,477

Year Ended December 31, 2022
Fastening and Hardware	$834,210	$—	$155,362	$989,572
Personal Protective	234,524	—	8,926	243,450
Keys and Key Accessories	—	189,364	7,625	196,989
Engraving and Resharp	—	56,269	48	56,317
Consolidated	$1,068,734	$245,633	$171,961	$1,486,328
The following table disaggregates our revenue by geographic location:

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 28, 2024
United States	$1,076,602	$230,317	$—	$1,306,919
Canada	—	—	147,901	147,901
Mexico	17,775	—	—	17,775
Consolidated	$1,094,377	$230,317	$147,901	$1,472,595

Year Ended December 30, 2023
United States	$1,062,045	$245,400	$—	$1,307,445
Canada	—	—	156,458	156,458
Mexico	12,574	—	—	12,574
Consolidated	$1,074,619	$245,400	$156,458	$1,476,477

Year Ended December 31, 2022
United States	$1,054,831	$245,633	$—	$1,300,464
Canada	—	—	171,961	171,961
Mexico	13,903	—	—	13,903
Consolidated	$1,068,734	$245,633	$171,961	$1,486,328

Our revenue by geography is allocated based on the location of our sales operations.

46| December 28, 2024 Form 10-K

Hardware and Protective Solutions revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, rope and chain, and personal protective equipment such as gloves and eye-wear as well as in-store merchandising services for the related product category.
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
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, warehouse, general, and administrative (“SG&A”) expenses on the Company's Consolidated Statements of Comprehensive Income (Loss).
Shipping and handling costs were $53,438, $53,288, and $59,911 in the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
Research and Development:
The Company expenses research and development costs, which are included in selling, warehouse, general, and administrative (“SG&A”) expenses on the Company's Consolidated Statements of Comprehensive Income (Loss) consisting primarily of internal wages and benefits in connection with improvements to the fastening products along with the key duplicating and engraving machines. The Company's research and development costs were $1,333, $2,562, and $2,349 in the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
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

47| December 28, 2024 Form 10-K

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
HMAN Group Holdings Inc. 2014 Equity Incentive Plan
Prior to 2021, the Company had a stock-based employee compensation plan pursuant to which the Company granted options, stock appreciation rights, restricted stock, and other stock-based awards. Hillman reflects the options granted in its stand-alone Consolidated Financial Statements in accordance with Accounting Standards Codification 718, Compensation — Stock Compensation (“ASC 718”). The Company used a Black-Scholes option pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various assumptions, including expected term, which is based on our historical experience and expected volatility which is estimated based on the average historical volatility of similar entities. The Company also made assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we have not historically paid dividends on these awards and have no current plans to do so in the future. Determining the fair value of stock options at the grant date requires judgment, including estimates for the expected life of the share-based award, stock price volatility, dividend yield, and interest rate. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.
Stock-based compensation expense is recognized using a fair value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period or performance period of the award on a straight-line basis. The stock-based compensation expense is recorded in selling, warehouse, general and administrative expenses. The plans are more fully described in Note 11 - Stock-Based Compensation.
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
The relationships between hedging instruments and hedged items are formally documented, in addition to the risk management objective and strategy for each hedge transaction. For interest rate swaps, the notional amounts, rates, and maturities of our interest rate swaps are closely matched to the related terms of hedged debt obligations. The critical terms of the interest rate swap are matched to the critical terms of the underlying hedged item to determine whether the derivatives used for hedging transactions are highly effective in offsetting changes in the cash flows of the underlying hedged item. If it is determined that a derivative ceases to be a highly effective hedge, the hedge accounting is discontinued and all subsequent derivative gains and losses are recognized in the Statement of Comprehensive Income (Loss).

48| December 28, 2024 Form 10-K

Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of the variable-rate debt and foreign currency exchange rates are considered cash flow hedges. The Company records all derivative instruments in other assets or other liabilities on the Consolidated Balance Sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income or loss. The change in fair value for instruments not qualifying for hedge accounting are recognized in the Statement of Comprehensive Income (Loss) in the period of the change. See Note 13 - Derivatives and Hedging for additional information.
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

3. RECENT ACCOUNTING PRONOUNCEMENTS
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
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assists in assessing potential future cash flows. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all prior periods presented. The Company has adopted the new standard in this Form 10-K, see Note 18 - Segment Reporting and Geographic Information for more information.
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

49| December 28, 2024 Form 10-K

On November 4, 2024, the FASB issued ASU 2023-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. This ASU mandates that public business entities provide detailed disclosures in the notes to their financial statements, breaking down certain expense categories presented on the income statement into specified natural expense components. This enhanced disclosure aims to provide investors with more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general, and administrative expenses (SG&A), and research and development. The amendments introduced by ASU 2024-03 are effective for public business entities for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact provided by the new standard.

4. RELATED PARTY TRANSACTIONS
Hillman, Jefferies Financial Group Inc., certain other financial sponsors, certain CCMP affiliated investors and certain Oak Hill affiliated investors entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the parties to the A&R Registration Rights Agreement agreed not to effect any sale or distribution of any equity securities of Hillman held by any of them during the lock-up period described therein and were granted certain registration rights with respect to their respective shares of Hillman common stock, in each case, on the terms and subject to the conditions therein. Richard Zannino and Joe Scharfenberger, both partners at CCMP, were members of our Board at the time Hillman entered into the A&R Registration Rights Agreement. Mr. Zannino and Mr. Scharfenberger each resigned from the Hillman Board in May 2023 following CCMP's complete exit of its investment in Hillman during the second quarter of 2023. Another director, Teresa Gendron, was the CFO of Jefferies Financial Group Inc. until March 2023. Additionally, Oak Hill owned in excess of 5% of the Company’s outstanding securities at certain times in fiscal 2022.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leased an industrial warehouse and office facility from companies under the control of the Manns. Rental expense for the lease of this facility was $205 for the year ended December 31, 2022. The building was sold to a third party in 2022 and is an arm's length transaction from the date of sale forward.
Sales to related parties, which are included in net sales, consist primarily of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, Executive Chairman of Ollie's since 2025, and before that President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $622, $1,583, and $687 for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

5. ACQUISITIONS
Monkey Hook, LLC
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
Ajustlock
On December 5, 2023, the Company completed its acquisition of Ajustlock, an innovative adjustable barrel bolt lock used on gates, doors or windows which self-adjusts vertically to eliminate door shift issues, for a total purchase price of $1,400, which includes a $100 hold-back payable to the seller due one year after closing. During the fourth quarter of 2024, the remaining hold-back of $54, which reflects the balance owed to Ajustlock after deducting certain amounts owed by Ajustlock to the Company, was paid to satisfy the full purchase price. Ajustlock sells its products throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment and have been determined to be immaterial for purposes of additional disclosure.
Koch Industries, Inc.

50| December 28, 2024 Form 10-K

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
Net sales and operating income from Koch included in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2024 were as follows:

Year Ended December 28, 2024
Net sales	$39,888
Operating income	3,279
Pro forma financial information has not been presented for Koch as the financial results of Koch were insignificant to the financial results of the Company on a standalone basis.
Intex DIY, Inc.
On August 23, 2024, the Company completed the acquisition of Intex DIY, Inc. ("Intex"), a leading supplier of wiping cloths, consumable rags, and cleaning textiles for a total purchase price of $34,064. This acquisition expands Hillman’s offerings in the cleaning products category. Intex has business operations throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.
The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of Intex.

Accounts receivable	$11,981
Inventory	14,795
Other current assets	26
Property and equipment	949
Goodwill	3,520
Customer relationships	9,400
Trade names	104
Total assets acquired	$40,775
Less:
Liabilities assumed	(6,711)
Total purchase price	$34,064
Net sales and operating income from Intex included in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2024 were as follows:

51| December 28, 2024 Form 10-K

Year Ended December 28, 2024
Net sales	$21,075
Operating income	2,037
Pro forma financial information has not been presented for Intex as the financial results of Intex were insignificant to the financial results of the Company on a standalone basis.

6. INCOME TAXES
Income (loss) before income taxes are comprised of the following components for the periods indicated:

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
United States based operations	$18,066	$(17,902)	$(32,817)
Non-United States based operations	8,486	10,520	18,150
Income (loss) before income taxes	$26,552	$(7,382)	$(14,667)

Below are the components of the Company's income tax expense (benefit) for the periods indicated:

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Current:
Federal & State	$9,193	$4,713	$1,838
Foreign	3,206	2,642	177
Total current	12,399	7,355	2,015
Deferred:
Federal & State	(1,925)	(5,059)	(4,648)
Foreign	(1,177)	(38)	4,406
Total deferred	(3,102)	(5,097)	(242)
Valuation allowance	—	(51)	(4)
Income tax expense (benefit)	$9,297	$2,207	$1,769

The Company has U.S. federal net operating loss (“NOL”) carryforwards totaling $3,861 as of December 28, 2024 that are available to offset future taxable income. All of the remaining U.S. federal NOLs were acquired with the MinuteKey purchase in 2018. The MinuteKey NOLs are subject to limitation under IRC §382 from current and prior ownership changes. Management anticipates utilizing all remaining U.S. federal NOLs evenly through 2032 in accordance with the IRC §382 limitation.
The Company has state NOL carryforwards with an aggregate tax benefit of $1,666 which expire from 2025 to 2043.
The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 28, 2024 and December 30, 2023:

52| December 28, 2024 Form 10-K

	December 28, 2024	December 30, 2023
	Non-current	Non-current
Deferred Tax Asset:
Inventory	$22,852	$21,807
Bad debt and other sales related reserves	2,253	1,918
Casualty loss reserve	517	651
Accrued bonus / deferred compensation	11,849	9,628
Interest limitation	20,266	26,247
Lease liabilities	24,735	25,690
Transaction costs	1,474	1,536
Deferred financing fees	821	949
Federal / foreign net operating loss	811	7,363
State net operating loss	1,666	2,411
Tax credit carryforwards	82	1,219
All other	5,826	2,723
Gross deferred tax assets	93,152	102,142
Valuation allowance for deferred tax assets	(292)	(292)
Net deferred tax assets	$92,860	$101,850
Deferred Tax Liability:
Intangible asset amortization	$165,976	$178,025
Property and equipment	27,696	29,875
Lease assets	22,981	23,903
Derivative security value	818	1,599
Deferred tax liabilities	$217,471	$233,402
Net deferred tax liability	$124,611	$131,552

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
Historically, the Company considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested based on access to sufficient liquidity within the United States, as well as plans for use and investment outside of the United States. In 2023, the Company reevaluated its assertion and determined it no longer intends to indefinitely reinvest its non-U.S. undistributed earnings. In 2024, the Company recorded withholding tax expense of $559. A portion of the withholding tax expense is attributable to undistributed earnings from our Canadian subsidiary. We've recorded a liability for the undistributed amount of $435 as of the end of the 2024 fiscal year. At the end of the fiscal 2023 period, the Company did not record a liability for undistributed earnings as all amounts were distributed by the end of the period. In 2023, the Company repatriated funds from its Canadian subsidiary and recorded an associated withholding tax expense of $1,484.

53| December 28, 2024 Form 10-K

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Non-U.S. taxes	2.0%	(12.5)%	(7.1)%
State and local income taxes, net of U.S. federal income tax benefit	3.9%	0.2%	2.9%
Adjustment for change in tax law	—%	—%	5.4%
Acquisition and related transaction costs	—%	(3.8)%	(2.7)%
Meals & entertainment	0.9%	(2.7)%	(0.1)%
Withholding taxes	2.1%	(20.1)%	—%
Impact of foreign currency	—%	3.3%	—%
Global Intangible Low-Taxed Income ("GILTI")	—%	—%	(24.4)%
Reconciliation of tax provision to return	(3.3)%	(1.4)%	(0.2)%
Non-deductible compensation	8.3%	(13.3)%	(6.4)%
Reconciliation of other adjustments	0.1%	(0.6)%	(0.5)%
Effective income tax rate	35.0%	(29.9)%	(12.1)%
The Company's reserve for unrecognized tax benefits remains unchanged for the year ended December 28, 2024. A balance of $1,101 of unrecognized tax benefit is shown in the financial statements at December 28, 2024 as a non-current liability. As of December 30, 2023, the unrecognized tax benefit was shown in the financial statements as a reduction of the deferred tax asset for the Company's NOL carryforward. During 2024, the Company utilized its available unlimited NOLs and began paying Federal cash taxes to the U.S. government. As a result, the Company reclassified the unrecognized tax benefit to a non-current liability in the financial statements. The Company recognizes accrued interest and penalties of $99 and $0 related to unrecognized tax benefits as income tax expense for the 2024 and 2023 periods, respectively.
The following is a summary of the changes for the periods indicated below:

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Unrecognized tax benefits - beginning balance	$1,101	$1,101	$1,101
Gross increases - tax positions in current period	—	—	—
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Unrecognized tax benefits - ending balance	$1,101	$1,101	$1,101
Amount of unrecognized tax benefit that, if recognized would affect the Company's effective tax rate	$1,101	$1,101	$1,101
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. There are no significant audits for the period ended December 28, 2024. In general, our income tax returns for the years from 2008 through the current year remain open to examination by federal and state taxing authorities. In addition, our tax years of 2015 through current year remain open and subject to examination by tax authorities in certain foreign jurisdictions in which we have operations.

54| December 28, 2024 Form 10-K

7. LONG-TERM DEBT
The following table summarizes the Company’s debt:

	December 28, 2024	December 30, 2023
Revolving loans	$62,000	$—
Senior Term Loan, due 2028	645,470	751,852
Finance leases & other obligations	11,085	9,097
	$718,555	$760,949
Unamortized discount on Senior Term Loan	(2,940)	(4,087)
Current portion of long term debt and finance leases	(12,975)	(9,952)
Deferred financing fees	(10,914)	(15,202)
Total long term debt, net	$691,726	$731,708
Revolving Loans and Term Loans
As of December 28, 2024, the ABL Revolver had an outstanding balance of $62.0 million, and had outstanding letters of credit of $41.6 million. The Company has $188.7 million of available borrowings under the revolving credit facility as a source of liquidity as of December 28, 2024 based on the customary asset-backed loan borrowing base and availability provisions.
In October 2024 and August 2023, the Company made a $100.0 million and $80.0 million prepayment against the outstanding term loan balance without payment of a premium or penalty, respectfully.
On July 29, 2022, the Company amended the asset-based revolving credit agreement (the “ABL Revolver") with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto (the “ABL Credit Agreement”), increasing the aggregate commitments thereunder to $375.0 million and extended the maturity. Portions of the ABL Agreement are separately available for borrowing by the Company's United States subsidiary and Canadian subsidiary for $325.0 million and $50.0 million, respectively. The interest rate for the ABL Revolver is, at the discretion of the Company, adjusted SOFR (or a Canadian banker’s acceptance rate in the case of Canadian Dollar loans) plus a margin varying from 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian Dollar loans), plus a margin varying from 0.25% to 0.75% per annum based on availability, plus a 0.10% credit spread adjustment. The stated maturity date of the revolving credit commitments under the ABL Credit Agreement is July 29, 2027. The loans and other amounts outstanding under the ABL Credit Agreement and related documents are guaranteed by Hillman Solutions Corp., and, subject to certain exceptions, the Borrower’s wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the guarantors’ assets plus, solely in the case of the Canadian Borrower, its and its wholly-owned Canadian subsidiary’s assets, which is guaranteed by the Canadian portion under the ABL Credit Agreement.
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
2024 Conversion of Debt from CDOR Interest Rate to CORRA Interest Rate
Though the Company currently does not have any Canadian obligations outstanding on the ABL Revolver, the Company entered into Amendment No. 5 to the ABL Revolver on June 27, 2024 to transition its benchmark interest rate for Canadian borrowings from the Canadian Dollar Offered Rate ("CDOR") to the Term Canadian Overnight

55| December 28, 2024 Form 10-K

Repo Rate Average ("CORRA"). The amendment and transition was due to the discontinuation of CDOR on June 30, 2024. The foregoing descriptions of Amendment No. 5 to the ABL Revolver do not purport to be complete and is qualified in its entirety by the terms and conditions of Amendment No. 5 to the ABL Revolver and the Amended and Restated ABL Credit Agreement.
2024 Repricing
On March 26, 2024, the Company entered into a Repricing Amendment (2024 Repricing Amendment) on its existing Senior Term Loan due July 14, 2028. The 2024 Repricing Amendment (i) reduces the interest rate per annum applicable to the Term Loan outstanding from SOFR plus a margin varying from 2.5% to 2.75% plus a Credit Spread Adjustment ("CSA") varying between 0.11% to 0.43% to SOFR plus a margin varying from 2.25% to 2.50%, without the CSA and (ii) implements a 1% prepayment premium for the existing Term Loan to apply to Repricing Transactions that occur within six months after the effective date of the 2024 Repricing Amendment. In connection with the closing of the 2024 Repricing Amendment, the Company expensed $3,008 consisting of $1,554 of existing fees written off and $1,454 in new fees expensed. The Company capitalized an additional $33 primarily for the payment of upfront lender fees (original issue discount).
The aggregate minimum principal maturities of the long-term debt obligations for each of the five years following December 28, 2024 are as follows:

Year	Amount
2025	$9,255
2026	8,951
2027	72,788
2028	617,813
2029	—
Thereafter	—
Total	$708,807
Note that future finance lease payments were excluded from the maturity schedule above. Refer to Note 8 - Leases.
8. LEASES
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

56| December 28, 2024 Form 10-K

The components of operating and finance lease costs for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 were as follows:

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Operating lease costs	$21,821	$21,451	$19,670
Short term lease costs	3,164	5,534	6,960
Variable lease costs	2,732	847	2,028
Finance lease costs:
Amortization of right of use assets	3,910	2,570	1,563
Interest on lease liabilities	557	285	122
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $27,717, $27,832 and $28,658 in the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases as of December 28, 2024 and December 30, 2023 were as follows:

	December 28, 2024		December 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	5.41	3.06	6.33	2.95
Weighted average discount rate	6.70%	5.91%	7.04%	5.38%
Supplemental balance sheet information related to the Company's finance leases as of December 28, 2024 and December 30, 2023:

	December 28, 2024	December 30, 2023
Finance lease assets, net, included in property plant and equipment	$9,415	$7,166

Current portion of long-term debt	3,720	2,800
Long-term debt, less current portion	6,028	4,512
Total principal payable on finance leases	$9,748	$7,312

Supplemental cash flow information related to our operating leases was as follows for the years ended December 28, 2024 and December 30, 2023:

	Year Ended December 28, 2024	Year Ended December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$21,934	$20,614
Operating cash outflow from finance leases	555	267
Financing cash outflow from finance leases	3,682	2,410

As of December 28, 2024, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of December 28, 2024:

57| December 28, 2024 Form 10-K

	Operating Leases	Finance Leases
Less than one year	$22,059	$4,197
1 to 2 years	21,358	3,153
2 to 3 years	18,706	1,936
3 to 4 years	16,140	993
4 to 5 years	11,355	368
After 5 years	15,341	23
Total future minimum rental commitments	104,959	10,670
Less - amounts representing interest	(16,635)	(922)
Present value of lease liabilities	$88,324	$9,748

Lessor
The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
9. DEFERRED COMPENSATION PLAN
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
As of December 28, 2024 and December 30, 2023, the Company's Consolidated Balance Sheets included $796 and $818, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company's current and former employees. The current portion of the restricted investments was $17 and $18 as of December 28, 2024 and December 30, 2023, respectively, and is included in other current assets on the accompanying Consolidated Balance Sheets. The assets held in the NQDC are classified as an investment in trading securities, accordingly, the investments are marked-to-market, see Note 14 - Fair Value Measurements for additional detail.
During the years ended December 28, 2024, December 30, 2023, and December 31, 2022, distributions from the deferred compensation plan aggregated $184, $537, and $228, respectively.
10. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
Hillman Solutions Corp. has one class of common stock.
Accumulated Other Comprehensive Loss
The following is the detail of the change in the Company's accumulated other comprehensive loss from December 25, 2021 to December 28, 2024 including the effect of significant reclassifications out of accumulated other comprehensive loss (net of tax):

58| December 28, 2024 Form 10-K

Accumulated Other Comprehensive Loss
Balance at December 25, 2021	$(27,154)
Other comprehensive income before reclassifications	10,524
Amounts reclassified from other comprehensive income¹	(4,394)
Net current period other comprehensive income	6,130
Balance at December 31, 2022	(21,024)
Other comprehensive income before reclassifications	8,812
Amounts reclassified from other comprehensive income²	(15,608)
Net current period other comprehensive loss	(6,796)
Balance at December 30, 2023	(27,820)
Other comprehensive income before reclassifications	(25,516)
Amounts reclassified from other comprehensive income[3]	11,680
Net current period other comprehensive loss	(13,836)
Balance at December 28, 2024	$(41,656)
1.During the year ended December 31, 2022, the Company deferred a gain of $22,711, reclassified a gain of $4,394 and a net of tax of $4,631 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 13 - Derivatives and Hedging for additional information on the interest rate swaps.
2.For the year ended December 30, 2023, the Company deferred a gain of $125, reclassified a gain of $15,608 including tax expense of $3,886 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 13 - Derivatives and Hedging for additional information on the interest rate swaps.
3.For the year ended December 28, 2024 the Company deferred a loss of $8,162, reclassified a loss of $11,680 including tax benefit of $883 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 13 - Derivatives and Hedging for additional information on the interest rate swaps.
11. STOCK-BASED COMPENSATION
HMAN Group Holdings Inc. 2014 Equity Incentive Plan
The Company's former parent, HMAN Group Holdings Inc., established the 2014 Equity Incentive Plan (the “Prior Plan”) in 2014. The Company merged with a special purpose acquisition corporation on July 14, 2021 and began trading on The Nasdaq Capital Market. At that time, share awards under the Prior Plan were converted and modified to reflect share awards of the Company's common stock. The modification of the vesting criteria of certain performance options resulted in $3,254 of additional compensation expense recognized in the year ended December 31, 2022.
The Company is no longer granting new awards under the 2014 Equity Incentive Plan. Awards previously granted under the 2014 Equity Incentive Plan include options, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The following table summarizes the key assumptions used in the valuation model for valuing the Company's stock compensation awards under the 2014 Equity Incentive Plan:

Dividend yield	0%
Risk free interest rate	0.40%	-	1.81%
Expected volatility	31.50%
Expected terms	6.25 years

59| December 28, 2024 Form 10-K

Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on specified targets such as Company performance and Company stock price hurdles.
A summary of the stock option activity under the 2014 Equity Inventive Plan for the year ended December 28, 2024 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Exercise Price per Share (in whole dollars)	Weighted Avg. Remaining Contractual Term
Outstanding at December 30, 2023	11,983	$8.09	5.09 years
Granted	—
Exercised	(1,284)
Forfeited or expired	(537)
Outstanding at December 28, 2024	10,162	$8.27	4.49 years
Exercisable at December 28, 2024	8,562	$8.42	4.72 years
In fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, 1,284, 77, and 182 options were exercised, respectively.
Stock option compensation expense of $1,546, $3,504, and $8,144 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. As of December 28, 2024, there was $73 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 0.08 years.
The total intrinsic value of share options exercised during the years ended 2024, 2023, and 2022 was $3,409, $162, and $893, respectively.
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
There were no restricted stock award activity under the 2014 Equity Incentive Plan for the years ended December 28, 2024 and December 30, 2023. Restricted stock compensation expense of $346 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended December 31, 2022.
Restricted Stock Units
The Restricted Stock Units ("RSUs") granted to employees for service generally vest after three years, subject to continued employment.
A summary of the restricted stock unit activity under the 2014 Equity Incentive Plan for the year ended December 28, 2024 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 30, 2023	199	$10.00
Granted	—
Vested	(199)
Forfeited or expired	—
Outstanding at December 28, 2024	—	$—

60| December 28, 2024 Form 10-K

Restricted stock unit compensation expense of $55, $582 and $357 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
2021 Equity Incentive Plan
Effective July 14, 2021, the Company established the 2021 Equity Incentive Plan. On June 7, 2024, the 2021 Equity Incentive Plan was amended to increase the share reserve by 2,000,000 shares of common stock (the 2021 Equity Incentive Plan as amended is referred to as the “2021 Plan”). Under the 2021 Plan, the maximum number of shares of Stock that may be delivered in satisfaction of Awards under the Plan as of the Effective Date is (i) 9,150,814 shares, plus (ii) the number of shares of Stock underlying awards under the 2014 Equity Incentive Plan that on or after the Effective Date expire or become unexercisable, or are forfeited, cancelled or otherwise terminated, in each case, without delivery of shares or cash therefore, and would have become available again for grant under the Prior Plan in accordance with its terms (not to exceed 16,523,510 shares of Stock in the aggregate) (the “Share Pool”).
The following table summarizes the key assumptions used in the valuation model for valuing the Company's stock compensation awards under the 2021 Equity Incentive Plan:

Dividend yield	0%
Risk free interest rate	1.71%	-	4.15%
Expected volatility	30.00%	-	40.00%
Expected terms	6.25 years
Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on specified targets such as Company performance and Company stock price hurdles.
A summary of the stock option activity under the 2021 Equity Inventive Plan for the year ended December 28, 2024 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Exercise Price per Share (in whole dollars)	Weighted Avg. Remaining Contractual Term
Outstanding at December 30, 2023	1,387	$9.39	8.62 years
Granted	528
Exercised	(48)
Forfeited or expired	(8)
Outstanding at December 28, 2024	1,859	$9.51	7.75 years
Exercisable at December 28, 2024	479	$9.59	7.45 years
In the fiscal year ended December 28, 2024 48 options were exercised and in December 30, 2023 no options were exercised.
Stock option compensation expense of $1,701, $1,124 and $543 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. As of December 28, 2024, there was $3,898 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 1.28 years.
The weighted-average grant-date fair value of share options granted during the year ended 2024 was $4.55.
The total intrinsic value of share options exercised during the year ended 2024 was $46.
Restricted Stock Units
The RSUs granted to employees for service generally vest after three years, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date or the date of the annual meeting following the grant date, whichever is earlier.

61| December 28, 2024 Form 10-K

A summary of the restricted stock unit activity under the 2021 Equity Incentive Plan for the year ended December 28, 2024 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 30, 2023	2,437	9.11 years
Granted	1,313
Vested	(81)
Forfeited or expired	(140)
Outstanding at December 28, 2024	3,529	9.30 years
Restricted stock unit compensation expense of $9,785, $6,440 and $3,810 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. As of December 28, 2024, there was $14,528 of unrecognized compensation expense for unvested common stock options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 1.19 years.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. For the years ended December 28, 2024, December 30, 2023, and December 31, 2022, there was approximately $376, $355, and $314 of compensation expense related to the ESPP, respectively.
12. EARNINGS PER SHARE
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

62| December 28, 2024 Form 10-K

	Year Ended December 28, 2024
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$17,255	196,108	$0.09
Dilutive effect of stock options and awards	—	2,807	—
Net income per diluted common share	$17,255	198,915	$0.09

	Year Ended December 30, 2023
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(9,589)	194,722	$(0.05)
Dilutive effect of warrants	—	—	—
Net loss per diluted common share	$(9,589)	194,722	$(0.05)

	Year Ended December 31, 2022
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(16,436)	194,249	$(0.08)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(16,436)	194,249	$(0.08)
Stock options and awards outstanding totaling 2,863, 5,874 and 5,896 were excluded from the computation for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively, as they would have had an antidilutive effect under the treasury stock method.
13. DERIVATIVES AND HEDGING
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
Interest Rate Swap Agreements
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 1") for a notional amount of $144,000. The forward start date of the 2021 Swap 1 was July 30, 2021 and the termination date was July 31, 2024. Originally, the 2021 Swap 1 has a determined pay fixed interest rate of 0.75%. As of June 30, 2023 the Company modified the terms of the swaps to replace the LIBOR-based reference rates with SOFR-based reference rates, in accordance with the respective swap agreements and market conventions. This modification resulted in a determined pay fixed interest rate of 0.74%. In accordance with ASC 815, the Company determined the 2021 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value were recorded within other comprehensive income (loss) within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses were reclassified out of other comprehensive income (loss) into interest expense in the same period during which the hedged transactions affect earnings.
On July 9, 2021, the Company entered into an interest swap agreement ("2021 Swap 2") for a notional amount of $216,000. The forward start date of the 2021 Swap 2 was July 30, 2021 and the termination date was July 31, 2024.

63| December 28, 2024 Form 10-K

Originally, the 2021 Swap 2 has a determined pay fixed interest rate of 0.76%. As of June 30, 2023 the Company modified the terms of the swaps to replace the LIBOR-based reference rates with SOFR-based reference rates, in accordance with the respective swap agreements and market conventions. This modification resulted in a determined pay fixed interest rate of 0.74%. In accordance with ASC 815, the Company determined the 2021 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value were recorded within other comprehensive income (loss) within the Company's Statement of Comprehensive Income (Loss) and the deferred gains or losses were reclassified out of other comprehensive income (loss) into interest expense in the same period during which the hedged transactions affect earnings.
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
As of December 28, 2024, 2021 Swap 1 and 2021 Swap 2 expired, and as such, have no remaining value. The following table summarizes the Company's derivatives financial instruments:

	Asset Derivatives			Liability Derivatives
		As of December 28, 2024	As of December 30, 2023		As of December 28, 2024	As of December 30, 2023
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2021 Swap 1	Other current/ non-current assets	$—	$3,560	Other accrued expenses	$—	$—
2021 Swap 2	Other current/ non-current assets	—	5,336	Other accrued expenses	—	—
2024 Swap 1	Other current/ non-current assets	787	207	Other non-current liabilities	—	(1,613)
2024 Swap 2	Other current/ non-current assets	1,961	436	Other non-current liabilities	—	(1,660)
Total hedging instruments		$2,748	$9,539		$—	$(3,273)
During 2025, the Company estimates that an additional $1,577 will be reclassified as a decrease to interest expense/income. Additional information with respect to the fair value of derivative instruments is included in Note 14 - Fair Value Measurements.
Foreign Currency Forward Contracts
During fiscal 2024 and 2022 the Company entered into foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar. As of December 30, 2023, the Company did not have any foreign currency forward contracts.
The total notional amount of contracts outstanding was C$4,087 and C$2,692 as of December 28, 2024 and December 31, 2022, respectively. The total fair value of the foreign currency forward contracts was $4,325 and $12 as of December 28, 2024 and December 31, 2022, respectively and was reported on the accompanying Consolidated Balance Sheets in other current liabilities. An increase in other income of $269 and $95 was recorded in the Consolidated Statements of Comprehensive Income (Loss) for the change in fair value during year ended December 28, 2024 and December 31, 2022, respectfully.

64| December 28, 2024 Form 10-K

The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in other (income) expense in the Consolidated Statements of Comprehensive Income (Loss).
The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
Additional information with respect to the fair value of derivative instruments is included in Note 14 - Fair Value Measurements.
14. FAIR VALUE MEASUREMENTS
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
The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 28, 2024
	Level 1	Level 2	Level 3	Total
Trading securities	$796	$—	$—	$796
Interest rate swaps	—	2,748	—	2,748
Foreign exchange forward contracts	—	4,325	—	4,325
Contingent consideration payable	—	—	4,863	4,863

	As of December 30, 2023
	Level 1	Level 2	Level 3	Total
Trading securities	$818	$—	$—	$818
Interest rate swaps	—	6,266	—	6,266
Contingent consideration payable	—	—	4,895	4,895
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of December 28, 2024 and December 30, 2023, the Company's interest rate swaps were recorded on the accompanying Consolidated Balance Sheets in accordance with ASC 815.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of December 28, 2024 and December 30, 2023, the foreign exchange forward contracts were included in other current liabilities on the accompanying Consolidated Balance Sheets.

65| December 28, 2024 Form 10-K

The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 in which the maximum payout for the contingent consideration is $25.0 million plus 1.8% of net knife-sharpening revenues for five years after the $25.0 million is fully paid and the Instafob acquisition in the first quarter of 2020 where payment is based on 5% of the net sales from 2020 through 2022 plus 1% of net sales from 2023 through 2029. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. The current and non-current portions of these obligations are reported separately on the Consolidated Balance Sheets as other accrued expense and other non-current liabilities, respectively. Subsequent changes in the fair value of the contingent consideration liabilities, as determined by using a simulation model of the Monte Carlo analysis that includes updated projections applicable to the liability, are recorded within other expense (income), net in the Consolidated Statements of Comprehensive Income (Loss).
The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for Resharp and Instafob as of December 28, 2024.

	Resharp		Instafob
	Other accrued expense	Other non-current liabilities	Other accrued expense	Other non-current liabilities	Total
Fair value as of December 30, 2023	$200	$4,600	$16	$79	$4,895
Fair value of cash consideration paid	(249)	—	(11)	—	(260)
Change in fair value of contingent consideration	275	(26)	18	(39)	228
Fair value as of December 28, 2024	$226	$4,574	$23	$40	$4,863
Cash, restricted investments, accounts receivable, short-term borrowings and accounts payable are reflected in the Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at December 28, 2024 and December 30, 2023, as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at December 28, 2024 and December 30, 2023 because, while subject to a minimum SOFR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 13 - Derivatives and Hedging.
15. COMMITMENTS AND CONTINGENCIES
Cybersecurity Incident
In late May 2023, the Company experienced a ransomware attack relating to certain systems on its network (the “Cybersecurity Incident”). The Company promptly initiated an investigation, engaged the services of cybersecurity experts and outside advisors and worked with appropriate law enforcement authorities to contain, assess and remediate the Cybersecurity Incident.
The Cybersecurity Incident affected certain information technology systems. As part of the containment effort, affected systems were suspended and the Company elected to temporarily suspend additional systems in an abundance of caution. The Company reactivated and restored its operational systems over the course of the week following the Cybersecurity Incident. The Cybersecurity Incident related costs net of an expected insurance receivable totaled $1.0 million. System remediation efforts regarding the Cybersecurity Incident have concluded as of December 30, 2023. In the fourth quarter of 2024, the Company received proceeds from our insurance claim that exceeded the amount recorded as a receivable by $617. These proceeds represented the cost associated with lost revenue and incremental expenses incurred.
The Company expects to incur ongoing costs related to costs for ongoing efforts to enhance data security in response to ongoing developments in the cybersecurity landscape.

66| December 28, 2024 Form 10-K

Insurance Coverage
The Company self-insures our general liability including products liability, automotive liability, and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's third-party risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,060 recorded for such risk insurance reserves is adequate as of December 28, 2024.
As of December 28, 2024, the Company has provided certain vendors and insurers letters of credit aggregating $41.6 million related to our product purchases and insurance coverage of product liability, workers' compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $3,691 recorded for such group health insurance reserves is adequate as of December 28, 2024.
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
Litigation
As of December 28, 2024, the Company is involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on the consolidated financial condition, results of operations, or cash flows.
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
The Kiosk Development Partner Dispute

67| December 28, 2024 Form 10-K

On December 16, 2024, the Company entered into a settlement agreement with a kiosk development partner (the “Kiosk Partner”), pursuant to which the Company paid the Kiosk Partner a $5 million settlement payment on December 30, 2024 to resolve all claims and disputes alleged by the Kiosk Partner. The Kiosk Partner’s claims alleged that, among other things, the Company failed to pay certain per key royalty fees to the Kiosk Partner allegedly owed under a joint development agreement dating back over 10 years ago. Though the Company believes it had strong defenses to the claims made by the Kiosk Partner, the Company opted to settle the matter before litigation was filed in order to avoid the cost and uncertainty of protracted litigation.

16. STATEMENT OF CASH FLOWS
Supplemental disclosures of cash flows information are presented below:

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Cash paid during the period for:
Interest	42,435	55,872	55,829
Income taxes, net of refunds	9,622	5,356	2,993
As of December 28, 2024 and December 30, 2023, capital expenditures recorded in accounts payable totaled $1,627 and $1,186, respectively.

17. CONCENTRATION OF CREDIT RISKS
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.
For the year ended December 28, 2024, the largest two customers, Lowe's and Home Depot, accounted for 40.9% of total revenues and 32.6% of the year-end accounts receivable balance. For the year ended December 30, 2023, the largest two customers accounted for 43.4% of total revenues and 34.1% of the year end accounts receivable balance.
Certain customers operate using a purchasing cooperative(s) business model. In this model, independently owned hardware stores make purchases directly from the Company and are invoiced through a billing arrangement with a cooperative. Under this arrangement, the Company would invoice and receive payment from the cooperative for the product shipped directly to the store, and the cooperative would be responsible for invoicing and collecting from the independently owned hardware store. Due to the nature of the cooperative billing arrangement, the risk of collection of the receivables generated by sales to these independently owned hardware stores is concentrated with the cooperative. The Company does not believe a sales concentration exists in these scenarios, as the independently owned hardware stores can continue to make purchases from the Company via a direct bill arrangement or via another purchasing cooperative. As of December 28, 2024 approximately 15% of the Company's accounts receivable was derived through the Ace Hardware purchasing cooperative.
Except as described in the paragraphs above, no other customer accounted for more than 10% of the Company's accounts receivables in 2024 or 2023.
In the year ended December 28, 2024 the Company derived over 10% of its total revenues from two separate customers which operated in each of the operating segments, whereas in years ended December 30, 2023, and December 31, 2022, the Company derived over 10% of its total revenues from two separate customers which operated in each of the operating segments. The following table presents revenue from each customer as a percentage of total revenue for each of the years ended:

68| December 28, 2024 Form 10-K

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Lowe's	18.8%	20.1%	21.7%
Home Depot	22.1%	23.3%	24.0%
18. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
The Company's segment reporting structure uses the Company's management reporting structure as the foundation for how the Company manages its business. The Company's reportable segments are strategic business units that offer different products and services, and in the case of our Canada segment in a different geography. They are managed separately due to different products and marketing strategies. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of December 28, 2024.
The segments are as follows:
•Hardware and Protective Solutions
•Robotics and Digital Solutions
•Canada
The Hardware and Protective Solutions segment distributes fasteners and related hardware items, threaded rod, personal protective equipment, and letters, numbers, and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States and Mexico.
The Robotics and Digital Solutions segment consists of key duplication and engraving kiosks that can be operated directly by the consumer, primarily in the United States. The kiosks operate in retail and other high-traffic locations offering customized licensed and unlicensed products targeted to consumers in the respective locations. It also includes our associate-assisted key duplication systems and key accessories. The Robotics and Digital Solutions segment also includes Resharp, our robotic knife sharpening business, and Instafob, which specializes in RFID ("Radio Frequency Identification") key duplication technology.

The Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, engraving kiosks, accessories, personal protective equipment, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, industrial distributors, automotive aftermarket distributors, and other retail outlets and industrial Original Equipment Manufacturers (“OEMs”) in Canada. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers and industrial OEMs.
For a reconciliation of our segment sales by product category and geographic area, please see Note 2 - Summary of Significant Accounting Policies. For details on our major customers please see Note 17 - Concentration of Credit Risks.
The Company has transitioned from using segment operating income in prior years as a measure of performance and now utilizes segment adjusted EBITDA. The Company measures the performance of its segments using segment adjusted earnings before interest, taxes, depreciation and amortization (“segment adjusted EBITDA”).
The Company’s President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), uses segment adjusted EBITDA predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances, expressed as both actual amounts and as a percentage of sales, on a monthly, quarter to date, and year to date basis when making decisions about allocating resources to the segments. The CODM also uses segment adjusted EBITDA in competitive analysis by benchmarking the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The CODM reviews balance sheet accounts on a consolidated basis and does not regularly review balance sheet accounts by segment as part of their performance assessment and decision-making process. The CODM primarily focuses on net sales growth, cost efficiencies, market expansion and product development rather than financial position. The accounting policies of the Company’s segments are the same as those described in Note 1 - Basis of Presentation.

69| December 28, 2024 Form 10-K

Segment adjusted EBITDA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP.

The tables below present net sales, significant segment expenses, and segment adjusted EBITDA for the reportable segments for the years ended December 28, 2024, December 30, 2023, and December 31, 2022. See Note 2 - Summary of Significant Accounting Policies for a reconciliation of total reportable segments' revenues to consolidated revenues.

Hardware and Protective Solutions	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Net Sales	$1,094,377	$1,074,619	$1,068,734

Significant segment expenses
Adjusted cost of sales (exclusive of depreciation and amortization)(1)	612,175	654,904	669,500
Adjusted selling expense(2)	112,646	102,194	101,995
Adjusted Warehouse expense (3)	141,839	141,205	139,613
Adjusted General and administrative expense(4)	76,970	54,941	49,219
Other segment items(5)	(813)	(1,788)	(231)
Segment Adjusted EBITDA	$151,560	$123,163	$108,638
1.Adjusted cost of sales (exclusive of depreciation and amortization) excludes an inventory revaluation charge made in the fourth quarter of 2023.
2.Adjusted selling expense excludes expense related to corporate restructuring activities.
3.Adjusted warehouse excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
4.Adjusted general and administrative expense excludes stock-based compensation, acquisition and integration costs, expense associated with corporate restructuring and amounts related to the Cybersecurity Incident.
5.Other excludes an impairment charge related to the write down of intangible assets, primarily related to review of certain product offerings in 2023.

Robotics and Digital Solutions	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Net sales	$230,317	$245,400	$245,633

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	65,747	71,566	73,944
Adjusted selling expense(1)	62,348	61,977	60,714
Adjusted Warehouse expense (2)	11,159	12,475	14,354
Adjusted General and administrative expense(3)	16,434	18,371	16,447
Other segment items(4)	216	125	—
Segment Adjusted EBITDA	$74,413	$80,886	$80,174
1.Adjusted selling expense excludes related to corporate restructuring activities.
2.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
3.Adjusted general and administrative expense excludes stock compensation expense, acquisition and integration expense, consulting expense and legal charges related to settlements, see Note 15 - Commitments and Contingencies.
4.Other excludes the gain or loss on the revaluation of our contingent consideration liability, see Note 14 - Fair Value Measurements.

70| December 28, 2024 Form 10-K

Canada	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Net sales	$147,901	$156,458	$171,961

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	86,769	97,495	103,107
Adjusted selling expense(1)	14,476	13,721	13,764
Adjusted Warehouse expense (2)	22,398	23,036	25,517
Adjusted General and administrative expense(3)	7,748	7,062	7,897
Other segment items	730	(167)	239
Segment Adjusted EBITDA	$15,780	$15,311	$21,437

1.Adjusted selling expense excludes restructuring expense.
2.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
3.Adjusted general and administrative expense excludes stock based compensation and expense associated with corporate restructuring activities.
The following table reconciles segment adjusted EBITDA by segment to the Company’s consolidated income (loss) before income taxes.

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Hardware and Protective Solutions	$151,560	$123,163	$108,638
Robotics and Digital Solutions	74,413	80,886	80,174
Canada	15,780	15,311	21,437
Total adjusted EBITDA	241,753	219,360	210,249
Interest expense	59,241	68,310	54,560
Depreciation	68,766	59,331	57,815
Amortization	61,274	62,309	62,195
Stock compensation expense	13,463	12,004	13,524
Restructuring and other costs	2,978	3,031	2,617
Litigation expense	5,000	339	32,856
Transaction and integration expense	1,243	1,754	2,477
Change in fair value of contingent consideration	228	(4,936)	(1,128)
Impairment charges	—	24,600	—
Refinancing costs	3,008	—	—
Total adjusting items	215,201	226,742	224,916
Income (loss) before income taxes	$26,552	$(7,382)	$(14,667)
19. SUBSEQUENT EVENTS
On January 14, 2025, the Company entered into a Repricing Amendment (2025 Repricing Amendment) on its existing Senior Term Loan due July 14, 2028. The 2025 Repricing Amendment (i) reduces the interest rate per annum applicable to the Term Loan outstanding from SOFR plus a margin varying from 2.25% to 2.50% to SOFR plus a margin of 2.00%, as well as a 1.00% margin for ABR Loans and (ii) implements a 1% prepayment premium for the existing Term Loan to apply to Repricing Transactions that occur within six months after the effective date of the 2025 Repricing Amendment.

71| December 28, 2024 Form 10-K

Financial Statement Schedule:
Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

Deducted From Assets in Balance Sheet
Allowance for Doubtful Accounts
Ending Balance - December 25, 2021	$2,891
Additions charged to cost and expense	973
Deductions due to:
Others	(1,459)
Ending Balance - December 31, 2022	2,405
Additions charged to cost and expense	521
Deductions due to:
Others	(156)
Ending Balance - December 30, 2023	2,770
Additions charged to cost and expense	9,082
Deductions due to:
Others	(9,025)
Ending Balance - December 28, 2024	$2,827

72| December 28, 2024 Form 10-K

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
.

ITEM 9A – CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to Hillman Solutions Corp. required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2024 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.
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

73| December 28, 2024 Form 10-K

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 28, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 28, 2024. Management's report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

74| December 28, 2024 Form 10-K

Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hillman Solutions Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hillman Solutions Corp. and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 20, 2025

75| December 28, 2024 Form 10-K

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 28, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as otherwise described above in this Item 9A.

ITEM 9B – OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 28, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Information required by this item is set forth under the captions Election of Directors, Information About Our Executive Officers, Delinquent Section 16(a) Reports, Code of Conduct and Ethics, and Committees of the Board of Directors in our Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”). That information is incorporated herein by reference.
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

76| December 28, 2024 Form 10-K

ITEM 11 – EXECUTIVE COMPENSATION.
Information required by this item is set forth under the captions Executive Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables, and Director Compensation in the 2025 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is set forth in the section entitled "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2025 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this Item is set forth in the sections entitled Certain Relationships and Related Party Transactions in the 2025 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our independent registered public accounting firm is Deloitte & Touche LLP, Cincinnati, OH, Auditor Firm ID: 34.
The information required by this Item is set forth in the section entitled Ratification of the Appointment of Independent Auditor in the 2025 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Documents Filed as a Part of the Report:

77| December 28, 2024 Form 10-K

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

3.1
Fourth Amended and Restated Certificate of Incorporation of Hillman Solutions Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2024).

3.2	Second Amended and Restated Bylaws of Hillman Solutions Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2024).
4.1	Description of the Company’s Registered Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).
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

10.2*	Hillman Solutions Corp. 2021 Equity Incentive Plan, dated July 14, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).
10.3*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).
10.4*	Hillman Solutions Corp. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).
10.5*	Hillman Solutions Corp. 2021 Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).
10.6*
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

10.10*
Hillman Solutions Corp. Executive Severance Plan, dated November 2, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023).

10.11*
Employment Agreement between Scott Ride and The Hillman Group Canada ULC., dated December 2, 2014, (incorporated by reference to Exhibit 10.5 of The Hillman Companies, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2017).

10.12*
Amendment to Employment Agreement between Scott Ride and The Hillman Group Canada ULC., dated June 10, 2015 (incorporated by reference to Exhibit 10.12 of The Hillman Companies, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2018)

10.13*
Employment Agreement between Gary Seeds and The Hillman Group, Inc., dated April 21, 2010, as amended by that certain Amendment to Employment Agreement, dated June 10, 2015 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2022).

10.14+
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

'10.15+
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

78| December 28, 2024 Form 10-K

'10.16+
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

10.17+
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

10.18+
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

10.19+
Amendment No. 5 to the ABL Credit Agreement, dated as of June 27, 2024, by and among The Hillman Companies, Inc., The Hillman Group, Inc., The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2024).

10.20+
Amendment No. 6 to the ABL Credit Agreement, dated as of October 10, 2024, by and among The Hillman Companies, Inc., The Hillman Group, Inc., The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (filed herewith).

10.21+
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

10.23+
Amendment No. 2 to the Term Loan Credit Agreement, dated as of March 26, 2024, by and among The Hillman Companies, Inc., The Hillman Group, Inc., and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2024).

10.24+
Amendment No. 3 to the Term Loan Credit Agreement, dated as of January 14, 2025, by and among The Hillman Companies, Inc., The Hillman Group, Inc., and Jefferies Finance LLC, as administrative agent (filed herewith).

10.25*	HMAN Group Holdings, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of The Hillman Companies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2014).
10.26*
Form of HMAN Group Holdings, Inc. 2014 Equity Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.2 of Hillman Companies, Inc.’s Current Report on Form 8-K filed with the SEC on December 4, 2014).

10.27*
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

19.1
Hillman Solutions Corp. Insider Trading Policy, Last Revised November 2, 2023 (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024).

21.1	List of Subsidiaries (filed herewith). (As of December 28, 2024).
23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm for the Company (filed herewith).

79| December 28, 2024 Form 10-K

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97
Hillman Solutions Corp. Compensation Recovery Policy, dated November 2, 2023 (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024).

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements (filed herewith).

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

80| December 28, 2024 Form 10-K

ITEM 16 – FORM 10-K SUMMARY.
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLMAN SOLUTIONS CORP.

Dated:	February 20, 2025	By:	/s/ Robert O. Kraft
Robert O. Kraft
		Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Jon Michael Adinolfi	Principal Executive Officer, President, and Director	February 20, 2025
Jon Michael Adinolfi
/s/ Robert O. Kraft	Principal Financial Officer	February 20, 2025
Robert O. Kraft
/s/ Anne S. McCalla	Chief Accounting Officer	February 20, 2025
Anne S. McCalla
/s/ Douglas J. Cahill	Chairman and Director	February 20, 2025
Douglas J. Cahill
/s/ Diana Dowling	Director	February 20, 2025
Diana Dowling
/s/ Teresa S. Gendron	Director	February 20, 2025
Teresa S. Gendron
/s/ Diane C. Honda	Director	February 20, 2025
Diane C. Honda
/s/ Aaron P. Jagdfeld	Director	February 20, 2025
Aaron P. Jagdfeld
/s/ Daniel O'Leary	Director	February 20, 2025
Daniel O'Leary
/s/ David A. Owens	Director	February 20, 2025
David A. Owens
/s/ John Swygert	Director	February 20, 2025
John Swygert
/s/ Philip K. Woodlief	Director	February 20, 2025
Philip K. Woodlief

81| December 28, 2024 Form 10-K