Form 10-Q
period 2025-03-29
Hillman Solutions Corp.
filed 2025-04-29
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 25, 2025, 197,508,573 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of March 29, 2025	As of December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$36,309	$44,510
Accounts receivable, net of allowances of $1,732 ($2,827 - 2024)	134,244	109,788
Inventories, net	396,891	403,673
Other current assets	16,876	15,213
Total current assets	584,320	573,184
Property and equipment, net of accumulated depreciation of $388,776 ($376,150 - 2024)	232,911	224,174
Goodwill	828,727	828,553
Other intangibles, net of accumulated amortization of $545,911 ($530,398 - 2024)	590,635	605,859
Operating lease right of use assets	77,764	81,708
Other assets	16,560	17,025
Total assets	$2,330,917	$2,330,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,648	$139,057
Current portion of debt and finance lease liabilities	13,661	12,975
Current portion of operating lease liabilities	17,210	16,850
Accrued expenses:
Salaries and wages	14,199	34,977
Pricing allowances	5,556	7,651
Income and other taxes	8,577	10,377
Other accrued expenses	27,515	31,843
Total current liabilities	237,366	253,730
Long-term debt	713,450	691,726
Deferred tax liabilities	124,280	124,611
Operating lease liabilities	66,977	71,474
Other non-current liabilities	6,791	6,591
Total liabilities	$1,148,864	$1,148,132
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.0001 par value, 500,000,000 shares authorized, 197,380,504 and 196,705,710 shares issued and outstanding in 2025 and 2024, respectively	20	20
Additional paid-in capital	1,444,265	1,442,958
Accumulated deficit	(219,268)	(218,951)
Accumulated other comprehensive loss	(42,964)	(41,656)
Total stockholders' equity	1,182,053	1,182,371
Total liabilities and stockholders' equity	$2,330,917	$2,330,503
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | March 29, 2025 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Net sales	$359,343	$350,305
Cost of sales (exclusive of depreciation and amortization shown separately below)	190,740	183,434
Selling, warehouse, general and administrative expenses	119,052	118,565
Depreciation	19,395	16,338
Amortization	15,415	15,254
Other (income) expense, net	(274)	410
Income from operations	15,015	16,304
Interest expense, net	14,460	15,271
Refinancing costs	906	3,008
Loss before income taxes	(351)	(1,975)
Income tax benefit	(34)	(483)
Net loss	$(317)	$(1,492)

Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average basic and diluted shares outstanding	197,284	195,365

Net loss from above	$(317)	$(1,492)
Other comprehensive loss:
Foreign currency translation adjustments	682	1,487
Hedging activity	(1,990)	(1,817)
Total other comprehensive loss	(1,308)	(330)
Comprehensive loss	$(1,625)	$(1,822)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | March 29, 2025 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Cash flows from operating activities:
Net loss	$(317)	$(1,492)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	34,810	31,592
Deferred income taxes	(974)	(386)
Deferred financing and original issue discount amortization	1,257	1,330
Stock-based compensation expense	3,278	2,829
Loss on debt restructuring	906	3,008
Cash paid to third parties in connection with debt restructuring	(906)	(1,554)
(Gain) loss on disposal of property and equipment	(139)	56
Change in fair value of contingent consideration	(326)	332
Changes in operating items:
Accounts receivable, net	(24,617)	(25,095)
Inventories, net	7,319	(2,341)
Other assets	(2,152)	(4,014)
Accounts payable	11,340	14,632
Accrued salaries and wages	(20,769)	(6,315)
Other accrued expenses	(9,365)	(906)
Net cash (used for) provided by operating activities	(655)	11,676
Cash flows from investing activities:
Acquisition of business, net of cash received	—	(23,956)
Capital expenditures	(20,658)	(17,759)
Other investing activities	(67)	(67)
Net cash used for investing activities	(20,725)	(41,782)
Cash flows from financing activities:
Repayments of senior term loans	(2,128)	(2,128)
Financing fees	—	(33)
Borrowings on revolving credit loans	62,000	45,000
Repayments of revolving credit loans	(44,000)	(27,000)
Principal payments under finance lease obligations	(1,270)	(875)
Proceeds from exercise of stock options	306	5,899
Payments of contingent consideration	(75)	(72)
Other financing activities	(440)	(380)
Net cash provided by financing activities	14,393	20,411
Effect of exchange rate changes on cash	(1,214)	1,814
Net decrease in cash and cash equivalents	(8,201)	(7,881)
Cash and cash equivalents at beginning of period	44,510	38,553
Cash and cash equivalents at end of period	$36,309	$30,672
Supplemental disclosure of cash flow information:
Interest paid	$13,893	$11,213
Income taxes paid	2,016	871
Capital expenditures in accounts payable	1,614	3,093
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | March 29, 2025 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Thirteen weeks ended March 29, 2025
Balance at December 28, 2024	196,706	$20	$1,442,958	$(218,951)	$(41,656)	$1,182,371
Net loss	—	—	—	(317)	—	(317)
Stock option activity, stock awards and employee stock purchase plan	675	—	1,307	—	—	1,307
Hedging activity	—	—	—	—	(1,990)	(1,990)
Change in cumulative foreign currency translation adjustment	—	—	—	—	682	682
Balance at March 29, 2025	197,381	$20	$1,444,265	$(219,268)	$(42,964)	$1,182,053

Thirteen weeks ended March 30, 2024
Balance at December 30, 2023	194,913	$20	$1,418,535	$(236,206)	$(27,820)	$1,154,529
Net loss	—	—	—	(1,492)	—	(1,492)
Stock option activity, stock awards and employee stock purchase plan	1,029	—	8,585	—	—	8,585
Hedging activity	—	—	—	—	(1,817)	(1,817)
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,487	1,487
Balance at March 30, 2024	195,942	$20	$1,427,120	$(237,698)	$(28,150)	$1,161,292
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | March 29, 2025 Form 10-Q

1. BASIS OF PRESENTATION
The accompanying condensed financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen weeks ended March 29, 2025. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 29, 2025 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 28, 2024 and notes thereto included in the Form 10-K filed on February 20, 2025 with the Securities and Exchange Commission (“SEC”).
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
Hillman provides and, on a limited basis, produces products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; personal protective equipment such as gloves, eye-wear and cleaning rags; rope and chain; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K filed on February 20, 2025 with the SEC.
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

5 | March 29, 2025 Form 10-Q

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

The following tables display our disaggregated revenue by product category.

Thirteen weeks ended March 29, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$205,947	$—	$25,050	$230,997
Personal Protective	68,460	—	1,231	69,691
Keys and Key Accessories	—	46,582	2,136	48,718
Engraving and Resharp	—	9,930	7	9,937
Total Revenue	$274,407	$56,512	$28,424	$359,343

Thirteen weeks ended March 30, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$214,390	$—	$31,589	$245,979
Personal Protective	45,484	—	1,408	46,892
Keys and Key Accessories	—	43,637	1,952	45,589
Engraving and Resharp	—	11,835	10	11,845
Total Revenue	$259,874	$55,472	$34,959	$350,305

The following tables disaggregate our revenue by geographic location.

Thirteen weeks ended March 29, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$270,465	$56,512	$—	$326,977
Canada	—	—	28,424	28,424
Mexico	3,942	—	—	3,942
Consolidated	$274,407	$56,512	$28,424	$359,343

Thirteen weeks ended March 30, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$255,492	$55,472	$—	$310,964
Canada	—	—	34,959	34,959
Mexico	4,382	—	—	4,382
Consolidated	$259,874	$55,472	$34,959	$350,305

6 | March 29, 2025 Form 10-Q

The Company's revenue by geography is allocated based on the location of its sales operations.
Hardware and Protective Solutions' revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, rope and chain, and personal protective equipment such as gloves and eyewear, as well as in-store merchandising services for the related product category.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
On December 14, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments on Income Tax Disclosures are effective for fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact provided by the new standard.
On January 6, 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, as an amendment to ASU 2024-03. This ASU mandates that public business entities provide detailed disclosures in the notes to their financial statements, breaking down certain expense categories presented on the income statement into specified natural expense components. This enhanced disclosure aims to provide investors with more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general, and administrative expenses (SG&A), and research and development. The amendments introduced by ASU 2025-01 are effective for public business entities for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact provided by the new standard.

4. ACQUISITIONS
Intex DIY, Inc.
On August 23, 2024, the Company completed the acquisition of Intex DIY, Inc. ("Intex"), a leading supplier of wiping cloths, consumable rags, and cleaning textiles for a total purchase price of $34,064. This acquisition expands

7 | March 29, 2025 Form 10-Q

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
Net sales and operating income from Intex included in the Company's Condensed Consolidated Statement of Comprehensive Loss for the thirteen weeks ended March 29, 2025 were as follows:

Thirteen weeks ended March 29, 2025
Net sales	$16,085
Operating income	1,779
Pro forma financial information has not been presented for Intex as the financial results of Intex were insignificant to the financial results of the Company on a standalone basis.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 28, 2024				March 29, 2025
Hardware and Protective Solutions	$581,187		$—	$(27)	$581,160
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	26,430	—	—	201	26,631
Total	$828,553	$—	$—	$174	$828,727
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada, Hardware Solutions, and Protective Solutions reporting units.
Other intangibles, net, as of March 29, 2025 and December 28, 2024 consist of the following:

8 | March 29, 2025 Form 10-Q

	Estimated Useful Life (Years)			March 29, 2025	December 28, 2024
Customer relationships	13	-	20	$955,066	$954,888
Trademarks - indefinite	Indefinite			84,922	84,883
Trademarks - other	2	-	15	29,549	29,549
Technology and patents	5	-	12	67,009	66,937
Intangible assets, gross				1,136,546	1,136,257
Less: Accumulated amortization				545,911	530,398
Other intangibles, net				$590,635	$605,859

The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen weeks ended March 29, 2025 and the thirteen weeks ended March 30, 2024 was $15,415 and $15,254, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen weeks ended March 29, 2025 and the thirteen weeks ended March 30, 2024, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.
6. COMMITMENTS AND CONTINGENCIES
Insurance Coverage
The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,255 recorded for such risks is adequate as of March 29, 2025.
As of March 29, 2025, the Company has provided certain vendors and insurers letters of credit aggregating to $42,168 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $3,691 recorded for such risks is adequate as of March 29, 2025.
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

9 | March 29, 2025 Form 10-Q

We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

7. RELATED PARTY TRANSACTIONS
Sales to related parties, which are included in net sales, consist of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, Executive Chairman of Ollie's since 2025, and before that President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $3 in the thirteen weeks ended March 29, 2025. Sales to related parties were $18 in the thirteen weeks ended March 30, 2024.
In late 2024, the Company signed a contract with Ollie's to place Minute Key and Quick-Tag machines in select Ollie's locations. The Company will pay royalties shares to Ollie's as a result of this agreement. The payments to related parties were $2 in the thirteen weeks ended March 29, 2025.

8. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen weeks ended March 29, 2025, and for the thirteen weeks ended March 30, 2024, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax loss to calculate the income tax benefit.
For the thirteen weeks ended March 29, 2025, the effective income tax rate was 9.7%. The Company recorded an income tax benefit for the thirteen weeks ended March 29, 2025 of $34. The effective tax rate for the thirteen weeks ended March 29, 2025 was the result of certain non-deductible expenses and state and foreign income taxes.
For the thirteen weeks ended March 30, 2024, the effective income tax rate was 24.5%. The Company recorded an income tax benefit for the thirteen weeks ended March 30, 2024 of $483. The effective tax rate for the thirteen weeks ended March 30, 2024 was the result of certain non-deductible expenses and state and foreign income taxes.

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

	March 29, 2025	December 28, 2024
Revolving loans	$80,000	$62,000
Senior Term Loan, due 2028	643,343	645,470
Finance lease & other obligations	16,629	11,085
	739,972	718,555
Unamortized discount on Senior Term Loan	(2,726)	(2,940)
Current portion of long-term debt and finance leases	(13,661)	(12,975)
Deferred financing fees	(10,135)	(10,914)
Total long-term debt, net	$713,450	$691,726
As of March 29, 2025, the Asset-Backed Loan ("ABL") Revolver had an outstanding balance of $80,000, and had outstanding letters of credit of $42,168. The Company has $164,599 of available borrowings under the revolving credit facility as a source of liquidity as of March 29, 2025 based on the customary ABL borrowing base and availability provisions.
2024 Repricing

10 | March 29, 2025 Form 10-Q

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
2025 Repricing
On January 14, 2025, the Company entered into a Repricing Amendment (2025 Repricing Amendment) on its existing Senior Term Loan due July 14, 2028. The 2025 Repricing Amendment (i) reduces the interest rate per annum applicable to the Term Loan outstanding from SOFR plus a margin varying from 2.25% to 2.50% to SOFR plus a margin of 2.00%, as well as a 1.00% margin for ABR Loans and (ii) implements a 1% prepayment premium for the existing Term Loan to apply to Repricing Transactions that occur within six months after the effective date of the 2025 Repricing Amendment. In connection with the closing of the 2025 Repricing Amendment, the Company expensed $906 of new fees.
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
The components of operating and finance lease costs for the thirteen weeks ended March 29, 2025 and thirteen weeks ended March 30, 2024 were as follows:

	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Operating lease costs	$5,648	$5,214
Short term lease costs	713	1,231
Variable lease costs	602	517
Finance lease costs:
Amortization of right of use assets	1,271	939
Interest on lease liabilities	223	128
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $6,963 in the thirteen weeks ended March 29, 2025 and $6,962 in the thirteen weeks ended March 30, 2024. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles, and short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 29, 2025 and December 28, 2024:

11 | March 29, 2025 Form 10-Q

	March 29, 2025		December 28, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	5.23	4.04	5.41	3.06
Weighted average discount rate	6.68%	5.84%	6.70%	5.91%
Supplemental balance sheet information related to the Company's finance leases was as follows as of March 29, 2025 and December 28, 2024:

	March 29, 2025	December 28, 2024
Finance lease assets, net, included in property plant and equipment	$15,364	$9,415

Current portion of long-term debt	4,723	3,720
Long-term debt, less current portion	10,995	6,028
Total principal payable on finance leases	$15,718	$9,748
Supplemental cash flow information related to the Company's operating and finance leases was as follows for the thirteen weeks ended March 29, 2025 and thirteen weeks ended March 30, 2024:

	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$5,468	$5,270
Operating cash outflow from finance leases	207	124
Financing cash outflow from finance leases	1,270	875
As of March 29, 2025, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of March 29, 2025:

	Operating Leases	Finance Leases
Remaining 2025	$16,425	$4,212
2026	21,371	4,634
2027	18,717	3,416
2028	16,151	2,473
2029	11,364	1,846
Thereafter	15,341	1,036
Total future minimum rental commitments	99,369	17,617
Less - amounts representing interest	(15,182)	(1,899)
Present value of lease liabilities	$84,187	$15,718
Lessor
The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

12 | March 29, 2025 Form 10-Q

11. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
Hillman Solutions Corp. has one class of common stock.
Accumulated Other Comprehensive Income (Loss)
The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 30, 2023 to March 29, 2025, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2023	$(27,820)
Other comprehensive income before reclassifications	(25,516)
Amounts reclassified from other comprehensive income	11,680
Net current period other comprehensive loss (1)	(13,836)
Balance at December 28, 2024	(41,656)
Other comprehensive income before reclassifications	(720)
Amounts reclassified from other comprehensive income	(588)
Net current period other comprehensive loss (2)	(1,308)
Balance at March 29, 2025	$(42,964)
1.During the year ended December 28, 2024, the Company deferred a loss of $8,162, reclassified a loss of $11,680 and a tax benefit of $883 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the thirteen weeks ended March 29, 2025, the Company deferred a loss of $2,065, reclassified a gain of $588 and a tax loss of $663 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
12. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan had stock compensation expense of $73 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Loss for the thirteen weeks ended March 29, 2025, and $407 for the thirteen weeks ended March 30, 2024.
Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on Company stock price hurdles.
Restricted Stock Units

13 | March 29, 2025 Form 10-Q

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
The 2021 Equity Incentive Plan had stock compensation expense of $3,077 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Loss for the thirteen weeks ended March 29, 2025, and $2,303 was recorded for the thirteen weeks ended March 30, 2024.
Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on specified targets such as Company performance and Company stock price hurdles.
Restricted Stock Units
Beginning in the first quarter of 2025, the RSUs granted to employees for service generally vest evenly over three years from the grant date, subject to continued employment. Prior to 2025, the RSUs granted to employees for service generally vest after three years, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the sooner of the first anniversary of the grant date or the Company's next annual meeting of stockholders.
Performance Stock Units
Beginning in the first quarter of 2025, the Company determined to grant Performance Stock Units ("PSUs"), using return on invested capital as the performance metric, instead of granting stock options. The PSUs granted to employees for service generally vest after three years, subject to continued employment.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen weeks ended March 29, 2025 and thirteen weeks ended March 30, 2024, there was approximately $128, and $119 of compensation expense related to the ESPP, respectfully.
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

14 | March 29, 2025 Form 10-Q

	Thirteen Weeks Ended March 29, 2025
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(317)	197,284	(0.00)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(317)	197,284	(0.00)

	Thirteen Weeks Ended March 30, 2024
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(1,492)	195,365	(0.01)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(1,492)	195,365	(0.01)
Stock options and awards outstanding totaling 3,114 were excluded from the computation for the thirteen weeks ended March 29, 2025, and 2,976 for the thirteen weeks ended March 30, 2024, as they would have had an antidilutive effect under the treasury stock method.
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
Interest Rate Swap Agreements
On December 19, 2023, the Company entered into an interest swap agreement ("2024 Swap 1") for a notional amount of $144,000. The forward start date of the 2024 Swap 1 was July 21, 2024 and the termination date is January 31, 2027. The 2024 Swap 1 has a determined pay fixed interest rate of 3.8%. In accordance with ASC 815, the Company determined the 2024 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive loss within the Company's Statement of Comprehensive Loss and the deferred gains or losses are reclassified out of other comprehensive loss into interest expense in the same period during which the hedged transactions affect earnings.
On December 19, 2023, the Company entered into an interest swap agreement ("2024 Swap 2") for a notional amount of $216,000. The forward start date of the 2024 Swap 2 was July 21, 2024 and the termination date is January 31, 2027. The 2024 Swap 2 has a determined pay fixed interest rate of 3.62%. In accordance with ASC 815, the Company determined the 2024 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive loss within the Company's Statement of Comprehensive Loss and

15 | March 29, 2025 Form 10-Q

the deferred gains or losses are reclassified out of other comprehensive loss into interest expense in the same period during which the hedged transactions affect earnings.
The following table summarizes the Company's derivative financial instruments:

	Asset Derivatives			Liability Derivatives
		As of March 29, 2025	As of December 28, 2024		As of March 29, 2025	As of December 28, 2024
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2024 Swap 1	Other current/other non-current assets	196	787	Other non-current liabilities	(434)	—
2024 Swap 2	Other current/other non-current assets	645	1,961	Other non-current liabilities	(312)	—
Total hedging instruments:		$841	$2,748		$(746)	$—
Foreign Currency Forward Contracts
As of March 29, 2025 and December 28, 2024 the Company entered into foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$3,361 and C$4,087 as of March 29, 2025 and December 28, 2024, respectively. The total fair value of the foreign currency forward contracts was $2,350 and $4,325 as of March 29, 2025 and December 28, 2024, respectively and was reported on the accompanying Condensed Consolidated Balance Sheets in other accrued expenses. An increase in other income of $160 was recorded in the Condensed Consolidated Statements of Comprehensive Loss for the change in fair value during the thirteen weeks ended March 29, 2025.
The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in other (income) expense in the Condensed Consolidated Statements of Comprehensive Loss.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

16 | March 29, 2025 Form 10-Q

	As of March 29, 2025
	Level 1	Level 2	Level 3	Total
Trading securities	$743	$—	$—	$743
Interest rate swaps	—	95	—	95
Foreign exchange forward contracts	—	2,350	—	2,350
Contingent consideration payable	—	—	4,462	4,462

	As of December 28, 2024
	Level 1	Level 2	Level 3	Total
Trading securities	$796	$—	$—	$796
Interest rate swaps	—	2,748	—	2,748
Foreign exchange forward contracts	—	4,325	—	4,325
Contingent consideration payable	—	—	4,863	4,863
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of March 29, 2025 and December 28, 2024, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of March 29, 2025 and December 28, 2024, the foreign exchange forward contracts were included in other accrued expenses on the accompanying Condensed Consolidated Balance Sheets.
The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets as other accrued expense and other non-current liabilities, respectively. Subsequent changes in the fair value of the contingent consideration liabilities, as determined by using a simulation model of the Monte Carlo analysis that includes updated projections applicable to the liability, are recorded within other income (expense) in the Condensed Consolidated Statements of Comprehensive Loss.
The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for Resharp and Instafob as of March 29, 2025.

	Resharp		Instafob
	Other accrued expenses	Other non-current liabilities	Other accrued expenses	Other non-current liabilities	Total
Fair value as of December 28, 2024	$226	$4,574	$23	$40	$4,863
Fair value of cash consideration paid	(72)	—	(3)	—	(75)
Change in fair value of contingent consideration	46	(374)	(7)	9	(326)
Fair value as of March 29, 2025	$200	$4,200	$13	$49	$4,462

17 | March 29, 2025 Form 10-Q

Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and term loan approximate the fair value at March 29, 2025 and December 28, 2024 as the interest rate is variable and approximates current market rates of debt based on observable market transactions with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 14 - Derivatives and Hedging.
16. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of March 29, 2025.
The segments are as follows:
•Hardware and Protective Solutions
•Robotics and Digital Solutions
•Canada
For a reconciliation of our segment sales by product category and geographic area, please see Note 2 - Summary of Significant Accounting Policies.
The tables below present net sales, significant segment expenses, and segment adjusted EBITDA for the reportable segments for the thirteen weeks ended March 29, 2025 and thirteen weeks ended March 30, 2024. See Note 2 - Summary of Significant Accounting Policies for a reconciliation of total reportable segments' revenues to consolidated revenues. Certain amounts in the prior year Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior period's statement of financial position, net income (loss), cash flows, or stockholders' equity.

Hardware and Protective Solutions	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024
Net Sales	$274,407	$259,874

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	157,673	147,255
Adjusted selling expense(1)	28,366	28,376
Adjusted Warehouse expense (2)	34,352	35,483
Adjusted General and administrative expense(3)	16,798	16,764
Other segment items	(162)	(270)
Segment Adjusted EBITDA	$37,380	$32,266
1.Adjusted selling expense excludes expense related to corporate restructuring activities.
2.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
3.Adjusted general and administrative expense excludes stock-based compensation, acquisition and integration costs, and expense associated with corporate restructuring.

18 | March 29, 2025 Form 10-Q

Robotics and Digital Solutions	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024
Net sales	$56,512	$55,472

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	16,447	15,735
Adjusted selling expense(1)	17,063	14,584
Adjusted Warehouse expense (2)	2,930	2,833
Adjusted General and administrative expense(3)	4,595	5,250
Other segment items(4)	61	57
Segment Adjusted EBITDA	$15,416	$17,013
1.Adjusted selling expense excludes expense related to corporate restructuring activities.
2.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
3.Adjusted general and administrative expense excludes stock compensation expense, acquisition and integration expense, consulting expense and legal charges related to settlements, see Note 6 - Commitments and Contingencies.
4.Other excludes the gain or loss on the revaluation of our contingent consideration liability, see Note 15 - Fair Value Measurements.

Canada	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024
Net sales	$28,424	$34,959

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	16,620	20,444
Adjusted selling expense(1)	3,198	3,537
Adjusted Warehouse expense (2)	4,966	5,826
Adjusted General and administrative expense(3)	1,759	1,820
Other segment items	151	289
Segment Adjusted EBITDA	$1,730	$3,043
1.Adjusted selling expense excludes restructuring expense.
2.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
3.Adjusted general and administrative expense excludes stock based compensation and expense associated with corporate restructuring activities.
The following table reconciles segment adjusted EBITDA by segment to the Company’s consolidated income (loss) before income taxes.

19 | March 29, 2025 Form 10-Q

	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024
Hardware and Protective Solutions	$37,380	$32,266
Robotics and Digital Solutions	15,416	17,013
Canada	1,730	3,043
Total adjusted EBITDA	54,526	52,322
Interest expense, net	14,460	15,271
Depreciation	19,395	16,338
Amortization	15,415	15,254
Stock compensation expense	3,278	2,829
Restructuring and other costs	1,691	991
Transaction and integration expense	58	274
Change in fair value of contingent consideration	(326)	332
Refinancing costs	906	3,008
Total adjusting items	54,877	54,297
Loss before income taxes	$(351)	$(1,975)

20 | March 29, 2025 Form 10-Q

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes in addition to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024.
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
All forward-looking statements are made in good faith by the Company and are intended to qualify for the safe harbor from liability established by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You should not rely on these forward-looking statements as predictions of future events. Words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," “target”, “goal”, "may," "will," "could," "should," "believes," "predicts," "potential," "continue," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, the Company’s expectations with respect to future performance. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside the Company's control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) unfavorable economic conditions that may affect our and our customers’, suppliers’ and other business partners’ operations, financial condition and cash flows including spending on home renovation or construction projects, inflation, recessions, instability in the financial markets or credit markets; (2) increased supply chain costs, including tariffs, raw materials, sourcing, transportation and energy; (3) the highly competitive nature of the markets that we serve; (4) the ability to continue to innovate with new products and services; (5) seasonality; (6) large customer concentration; (7) the ability to recruit and retain qualified employees; (8) the outcome of any legal proceedings that may be instituted against the Company; (9) adverse changes in currency exchange rates; or (10) regulatory changes and potential legislation that could adversely impact financial results. The foregoing list of factors is not exclusive, and readers should also refer to those risks that are included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K filed on February 20, 2025. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements.
Except as required by applicable law, the Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements in this communication to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.
GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $359.3 million in the thirteen weeks ended March 29, 2025. Hillman sells its products to hardware stores, home improvement centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, and Mexico. Product lines include thousands of small hardware parts such as fasteners and related items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eyewear; rope and chain; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.

21 | March 29, 2025 Form 10-Q

RECENT DEVELOPMENTS
Tariff Environment
In the first quarter of 2025 and during April 2025, the U.S. government announced tariffs on imports from countries from which we import products and components. Subsequent to their announcement, there have been changes to the effective dates and amounts, and as a result, we are unable to fully quantify the impact that tariffs, when ultimately enacted, will have on our results of operations given the dynamic tariff environment.
We estimate we source approximately 33% of our products from China, 33% from suppliers based in North America, and 33% from all other countries. Based on the current facts and tariff environment as of the date of this filing, we expect the tariffs to drive an increase in our net working capital. Our current expectation is to raise our prices to cover the higher tariff impacted inventory cost, though there are no assurances that we will be successful in doing so, and price increases could impact future demand for our products. We continue to analyze the impact of these actions and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs.
2025 Term Loan Repricing
On January 14, 2025, the Company entered into a Repricing Amendment (2025 Repricing Amendment) on its existing Senior Term Loan due July 14, 2028. The 2025 Repricing Amendment (i) reduces the interest rate per annum applicable to the Term Loan outstanding from SOFR plus a margin varying from 2.25% to 2.50% to SOFR plus a margin of 2.00%, as well as a 1.00% margin for ABR Loans and (ii) implements a 1% prepayment premium for the existing Term Loan to apply to Repricing Transactions that occur within six months after the effective date of the 2025 Repricing Amendment. In connection with the closing of the 2025 Repricing Amendment, the Company expensed $0.9 million of new fees.

IMPACT OF GLOBAL ECONOMIC CONDITIONS ON OUR RESULTS OF OPERATIONS
Our business is impacted by general economic conditions in the North American markets, particularly the U.S. and Canadian retail markets, including hardware stores, home improvement centers, mass merchants, and other retailers. Changes in current economic conditions, including inflationary pressures in the cost of inventory, transportation, and employee compensation, foreign currency volatility, housing market trends, tariffs, and concerns of a potential recession, have impacted consumer discretionary income levels and spending. Consumer discretionary income levels and spending impact the purchasing trends of our products by our retail customers. Any adverse trends in discretionary income and consumer spending could have a material adverse effect on our business or operating results.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers, particularly those located in China and Taiwan, because we purchase a majority of our products for resale from multiple vendors located in these countries. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the CNY by approximately 0.5% in the thirteen weeks ended March 29, 2025, increased by 2.8% in 2024, and increased by 2.9% in 2023. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 1.0% in the thirteen weeks ended March 29, 2025, increased by 7.1% in 2024, and declined by 0.4% in 2023.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 0.8% in the thirteen weeks ended March 29, 2025, increased by 9.0% in 2024, and declined by 2.4% in 2023.
In addition, the negotiated purchase price of our products may be dependent upon market fluctuations in the cost of raw materials (i.e. steel, zinc, and nickel) used by our vendors in their manufacturing processes. The final

22 | March 29, 2025 Form 10-Q

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
We import products, which are subject to customs requirements and to tariffs and quotas set by governments, through mutual agreements and bilateral actions. The historical U.S. tariffs on steel and aluminum and other imported goods have increased our product costs and required us to increase prices on the affected products. Current uncertainties about increases in tariffs of imported products from countries may have an adverse effect on our results. (see Recent Developments - Tariff Environment of Item 2 - Management’s Discussion and Analysis above and Risk Factors of Part II - Other Information for additional information).

Thirteen weeks ended March 29, 2025 vs the Thirteen weeks ended March 30, 2024
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended March 29, 2025 were $359.3 million compared to net sales of $350.3 million for the thirteen weeks ended March 30, 2024, an increase of approximately $9.0 million or 2.6%.
•Net loss for the thirteen weeks ended March 29, 2025 was $(0.3) million, or $(0.00) per diluted share, compared to net loss of $(1.5) million, or $(0.01) per diluted share for the thirteen weeks ended March 30, 2024.
•Adjusted EBITDA(1) totaled $54.5 million versus $52.3 million in the thirteen weeks ended March 29, 2025 and in the thirteen weeks ended March 30, 2024, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended March 29, 2025 and the thirteen weeks ended March 30, 2024.

23 | March 29, 2025 Form 10-Q

	Thirteen weeks ended March 29, 2025		Thirteen weeks ended March 30, 2024
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$359,343	100.0%	$350,305	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	190,740	53.1	183,434	52.4
Selling, warehouse, general and administrative expenses	119,052	33.1	118,565	33.8
Depreciation	19,395	5.4	16,338	4.7
Amortization	15,415	4.3	15,254	4.4
Other (income) expense, net	(274)	(0.1)	410	0.1
Income from operations	15,015	4.2	16,304	4.7
Interest expense, net	14,460	4.0	15,271	4.4
Refinancing costs	906	0.3	3,008	0.9
Loss before income taxes	(351)	(0.1)	(1,975)	(0.6)
Income tax benefit	(34)	—	(483)	(0.1)
Net loss	$(317)	(0.1)%	$(1,492)	(0.4)%

Adjusted EBITDA(1)	$54,526	15.2%	$52,322	14.9%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net loss to Adjusted EBITDA.
Net Sales by Segment

	Thirteen weeks ended March 29, 2025	% of Net Sales	Thirteen weeks ended March 30, 2024	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$274,407	76.4%	$259,874	74.2%	$14,533	5.6%
Robotics and Digital Solutions	56,512	15.7	55,472	15.8	1,040	1.9
Canada	28,424	7.9	34,959	10.0	(6,535)	(18.7)
Consolidated	$359,343		$350,305		$9,038	2.6%
The increase in total net sales during the first quarter of 2025 was driven primarily driven by the factors described below:
Hardware and Protective Solutions' net sales increased by $14.5 million in the thirteen weeks ended March 29, 2025 due to the following:
•Hardware net sales decreased by $8.4 million primarily due to decreased volume of $6.8 million driven by market softness and the remaining was driven by reduced price.
•Protective equipment net sales increased by $23.0 million primarily due to $16.1 million in sales related to the Intex acquisition and increased volume of $7.2 million.
Robotics and Digital Solutions' net sales in the thirteen weeks ended March 29, 2025 increased by $1.0 million primarily due to increased prices.
Canada net sales decreased by $6.5 million primarily due to reduced volume of $4.5 million driven by market softness and an unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars.
Cost of Sales (excluding depreciation and amortization)

24 | March 29, 2025 Form 10-Q

The following table summarizes cost of sales by segment:

	Thirteen weeks ended March 29, 2025	% of Segment Net Sales	Thirteen weeks ended March 30, 2024	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$157,673	57.5%	$147,255	56.7%	$10,418	7.1%
Robotics and Digital Solutions	16,447	29.1	15,735	28.4	712	4.5
Canada	16,620	58.5	20,444	58.5	(3,824)	(18.7)
Consolidated	$190,740	53.1%	$183,434	52.4%	$7,306	4.0%
Hardware and Protective Solutions' cost of sales as a percentage of net sales increased primarily due a higher mix of Protective Solutions sales which generally have higher costs than Hardware Solutions.
Robotics and Digital Solutions' cost of sales as a percentage of net sales increased due to increased product and shipping costs.
Canada cost of sales as a percentage of net sales was comparable to prior year.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

	Thirteen weeks ended March 29, 2025	% of Segment Net Sales	Thirteen weeks ended March 30, 2024	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$84,110	30.7%	$83,770	32.2%	$340	0.4%
Robotics and Digital Solutions	24,961	44.2	23,214	41.8	1,747	7.5
Canada	9,981	35.1	11,581	33.1	(1,600)	(13.8)
Consolidated	$119,052	33.1%	$118,565	33.8%	$487	0.4%
Hardware and Protective Solutions' SG&A increased due to the following:
•General and administrative (“G&A”) increased $1.6 million. The increase was primarily due an increased investment into information technology along with $1.4 million in corporate restructuring expense partially offset by decreased variable compensation expense.
•Warehouse expense decreased $1.1 million primarily due to lower sales volumes along with improved operational efficiencies.
•Selling expense was comparable to prior year.
Robotics and Digital Solutions' SG&A increased due to the following:
•Selling expense increased $2.5 million primarily due to increased variable selling expenses due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•G&A expense decreased by $0.9 million primarily due to reduced variable compensation.
•Warehouse expense was comparable to prior year.
Canada SG&A increased due to the following:
•Selling expense decreased by $0.5 million primarily due to reduced variable compensation expenses.
•Warehouse expense decreased by $0.9 million primarily due primarily due to lower sales volumes along with improved operational efficiencies.
•G&A decreased by $0.3 million primarily due to reduced variable compensation.
Other Operating Expenses
Depreciation expense increased $3.1 million due to capital spend on merchandising racks.

25 | March 29, 2025 Form 10-Q

Amortization expense in the thirteen weeks ended March 29, 2025 increased by $0.2 million primarily due to increased intangible assets related to the Intex acquisition (see Note 4 - Acquisitions for additional information).
In the thirteen weeks ended March 29, 2025, other income (expense) consisted primarily of a $0.3 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In addition, we recorded income related to certain rebates received of $0.2 million along with exchange rate losses of $0.1 million in the thirteen weeks ended March 29, 2025.
In the thirteen weeks ended March 30, 2024, other income (expense) consisted primarily of a $0.3 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. We also recorded exchange rate gains of $0.2 million in the thirteen weeks ended March 30, 2024.
Income from Operations

	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024	$ Change	% Change
Hardware and Protective Solutions	$11,031	$9,248	$1,783	19.3%
Robotics and Digital Solutions	3,495	5,757	(2,262)	(39.3)
Canada	489	1,299	(810)	(62.4)
Total segment income from operations	$15,015	$16,304	$(1,289)	(7.9)%
Income from operations in our Hardware and Protective Solutions segment increased $1.8 million due to the changes in net sales, cost of sales, and SG&A expenses described above in addition to an increase in depreciation expense of $1.7 million due to capital spend on merchandising racks.
Income from operations in our Robotics and Digital Solutions segment decreased $2.3 million. The $2.3 million decrease is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, in addition to an increase in depreciation expense of $1.5 million due to capital spend on key duplication kiosks and machines and an increase of $0.7 million in other income driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations decreased by $0.8 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above. In the thirteen weeks ended March 29, 2025, Canada recorded exchange rate losses of $0.2 million and in the thirteen weeks ended March 30, 2024, Canada recorded exchange rate gains of $0.1 million.
Interest expense, net, decreased $0.8 million in the thirteen weeks ended March 29, 2025, primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2025 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes
For the thirteen weeks ended March 29, 2025 and thirteen weeks ended March 30, 2024, the effective income tax rate was 9.7% and 24.5%, respectively. The Company recorded an income tax benefit for the thirteen weeks ended March 29, 2025 of $34 thousand based on a pre-tax loss of $351 thousand, and an income tax benefit for the thirteen weeks ended March 30, 2024 of $0.5 million based on a pre-tax loss of $2.0 million.
In 2025, the effective tax rate differed from the U.S. federal statutory tax rate due to state and foreign income taxes and certain non-deductible expenses. See Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.
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

26 | March 29, 2025 Form 10-Q

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
The following table presents a reconciliation of net income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Net loss	$(317)	$(1,492)
Income tax benefit	(34)	(483)
Interest expense, net	14,460	15,271
Depreciation	19,395	16,338
Amortization	15,415	15,254
EBITDA	$48,919	$44,888

Stock compensation expense	3,278	2,829
Restructuring and other(1)	1,691	991
Transaction and integration expense (2)	58	274
Change in fair value of contingent consideration	(326)	332
Refinancing costs (3)	906	3,008
Adjusted EBITDA	$54,526	$52,322
(1)Includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities.
(2)Transaction and integration expense includes professional fees and other costs related to the Koch Industries, Inc. and Intex DIY, Inc acquisitions.
(3)In the first quarters of 2025 and 2024, we entered into a Repricing Amendment (2025 Repricing Amendment and 2024 Repricing Amendment) on our existing Senior Term Loan due July 14, 2028 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
The following tables presents a reconciliation of segment operating income, the most directly comparable financial measure under GAAP, to segment Adjusted EBITDA for the periods presented.

27 | March 29, 2025 Form 10-Q

Thirteen weeks ended March 29, 2025	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$11,031	$3,495	$489
Depreciation and amortization	21,755	11,874	1,181
Stock compensation expense	2,736	343	199
Restructuring and other	1,803	27	(139)
Transaction and integration expense	55	3	—
Change in fair value of contingent consideration	—	(326)	—
Adjusted EBITDA	$37,380	$15,416	$1,730

Thirteen weeks ended March 30, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$9,248	$5,757	$1,299
Depreciation and amortization	19,869	10,376	1,347
Stock compensation expense	2,337	280	212
Restructuring and other	549	257	185
Transaction and integration expense	263	11	—
Change in fair value of contingent consideration	—	332	—
Adjusted EBITDA	$32,266	$17,013	$3,043

LIQUIDITY AND CAPITAL RESOURCES
Our working capital position, which we define as current assets minus current liabilities, of $347.0 million as of March 29, 2025 represents an increase of $27.5 million from the December 28, 2024 level of $319.5 million driven by seasonality of the business. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets and economic uncertainties driven by increases in tariffs could impact our capital resources and liquidity in the future. We do expect the current tariff environment to increase our costs of products we import, which will increase our working capital position and unfavorably impact our future cash flows (see Recent Developments - Tariff Environment of Item 2 - Management’s Discussion and Analysis and Risk Factors of Part II - Other Information for additional information).
The following table presents the key categories of our condensed consolidated statements of cash flows:

	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024	$ Change
Net cash (used for) provided by operating activities	$(655)	$11,676	$(12,331)
Net cash used for investing activities	(20,725)	(41,782)	21,057
Net cash provided by financing activities	14,393	20,411	(6,018)
Net decrease in cash and cash equivalents	(8,201)	(7,881)	(320)
Operating Cash Flows:
Net cash used for operating activities for the thirteen weeks ended March 29, 2025 was unfavorably impacted by increases in accounts receivable due to the seasonality of our business in addition to a decrease in accrued incentive compensation related to the payout of 2024 incentive compensation.

28 | March 29, 2025 Form 10-Q

Net cash provided by operating activities for the thirteen weeks ended March 30, 2024 was unfavorably impacted by an increase in accounts receivable due to higher sales.
Investing Cash Flows:
Capital Expenditures:
Cash of $20.7 million and $17.8 million was used in the thirteen weeks ended March 29, 2025 and thirteen weeks ended March 30, 2024, respectively, to invest in new key duplicating and engraving kiosks and merchandising racks.
Financing Cash Flows:
Term Loan:
The Company used $2.1 million of cash for principal payments on the senior term loan. As of March 29, 2025, we have outstanding borrowings of $643.3 million on the term loan. See Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.
ABL Revolver:
Our revolver payments, net of draws, provided cash of $18.0 million in the thirteen weeks ended March 29, 2025 to fund capital expenditures to support the seasonality of business.
In the thirteen weeks ended March 30, 2024, revolver repayments, net of draws, provided $18.0 million primarily to fund the acquisition of Koch Industries, Inc, referenced above.
Stock Option Exercises:
In the thirteen weeks ended March 29, 2025 and thirteen weeks ended March 30, 2024 the Company received $0.3 million and $5.9 million from the exercise of stock options, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of March 29, 2025, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 28, 2024, as filed with the Securities and Exchange Commission on February 20, 2025.
Recent Accounting Pronouncements
See “Note 3 - Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements.

29 | March 29, 2025 Form 10-Q

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE EXPOSURE
We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at March 29, 2025, after consideration of our SOFR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.6 million.
FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $136.0 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of March 29, 2025. The foreign subsidiaries' net tangible assets were $84.7 million and the net intangible assets were $51.3 million as of March 29, 2025.
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

ITEM 4 - CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 29, 2025, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

30 | March 29, 2025 Form 10-Q

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On August 23, 2024, the Company completed its acquisition of Intex DIY, Inc. ("Intex"). SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Intex's internal control over financial reporting as of March 29, 2025.

31 | March 29, 2025 Form 10-Q

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS
The Information required by this Item is set forth in Note 6 - Commitments and Contingencies, to the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q and is incorporated into this Item by reference.
ITEM 1A – RISK FACTORS
You should carefully consider the following risk, as well as the information contained in this report and in our 2024 Annual Report on Form 10-K, including the information under “Risk Factors” in Item 1A of Part I thereof, and the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and schedules thereto. However, the risks set forth below are not the only risks that we face, and we face other risks which have not yet been identified or which are not yet otherwise predictable. If any of the following risks or the risks contained in our 2024 Annual Report on Form 10-K, including the information under “Risk Factors” in Item 1A of Part I, occur or are otherwise realized, our business, financial condition, and results of operations could be materially adversely affected. Except as set forth below, there have been no material changes to the risks from those disclosed in our Form 10-K filed on February 20, 2025 with the Securities and Exchange Commission (“SEC”).
Tariffs and other import measures imposed by the United States, or by other countries in response to such actions or threatened actions by the United States, may adversely affect our business, operations, and financial results.
We currently import a majority of our products and rely on foreign sources to meet our supply demands at prices that support our current operating margins. Substantially all of our import operations are subject to customs requirements, tariffs, and quotas set by governments through mutual agreements or unilateral actions.
In the first quarter of 2025 and during April 2025, the U.S. government announced tariffs on imports from countries from which we import products and components. Subsequent to their announcement, there have been changes to the effective dates and amounts, and as a result, we are unable to fully quantify the impact that tariffs, when ultimately enacted, will have on our results of operations given the dynamic tariff environment.
We estimate we source approximately 33% of our products from China, 33% from suppliers based in North America, and 33% from all other countries. Based on the current facts and tariff environment as of the date of this filing, we expect the tariffs to drive an increase in our net working capital. Our current expectation is to raise our prices to cover the higher tariff impacted inventory cost, though there are no assurances that we will be successful in doing so, and price increases could impact future demand for our products. We continue to analyze the impact of these actions and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. – MINE SAFETY DISCLOSURES

32 | March 29, 2025 Form 10-Q

Not applicable.
ITEM 5. – OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 29, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

33 | March 29, 2025 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

10.1*	Form of Performance Stock Unit Agreement under the Hillman Solutions Corp. 2021 Equity Incentive Plan (filed herewith).
10.2*	Form of Restricted Stock Unit Agreement under the Hillman Solutions Corp. 2021 Equity Incentive Plan (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 filed with the Securities and Exchange Commission on April 29, 2025, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024, (ii) Condensed Consolidated Statements of Comprehensive Loss for the thirteen weeks ended March 29, 2025 and the thirteen weeks ended March 30, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 29, 2025 and the thirteen weeks ended March 30, 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen weeks ended March 29, 2025 and the thirteen weeks ended March 30, 2024, and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract or any compensatory plan, contract or arrangement.

34 | March 29, 2025 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Principal Financial Officer}	(Chief Accounting Officer)
DATE: April 29, 2025

35 | March 29, 2025 Form 10-Q