Form 10-Q
period 2025-06-28
Hillman Solutions Corp.
filed 2025-08-05
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 1, 2025,197,639,225 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of June 28, 2025	As of December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$34,188	$44,510
Accounts receivable, net of allowances of $1,644 ($2,827 - 2024)	141,178	109,788
Inventories, net	427,633	403,673
Other current assets	20,545	15,213
Total current assets	623,544	573,184
Property and equipment, net of accumulated depreciation of $406,602 ($376,150 - 2024)	234,852	224,174
Goodwill	830,535	828,553
Other intangibles, net of accumulated amortization of $562,043 ($530,398 - 2024)	576,459	605,859
Operating lease right of use assets	74,088	81,708
Other assets	17,152	17,025
Total assets	$2,356,630	$2,330,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,483	$139,057
Current portion of debt and finance lease liabilities	13,912	12,975
Current portion of operating lease liabilities	17,426	16,850
Accrued expenses:
Salaries and wages	24,452	34,977
Pricing allowances	6,374	7,651
Income and other taxes	10,536	10,377
Other accrued expenses	31,068	31,843
Total current liabilities	273,251	253,730
Long-term debt	683,082	691,726
Deferred tax liabilities	123,064	124,611
Operating lease liabilities	63,057	71,474
Other non-current liabilities	7,238	6,591
Total liabilities	$1,149,692	$1,148,132
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.0001 par value, 500,000,000 shares authorized, 197,565,451 and 196,705,710 shares issued and outstanding in 2025 and 2024, respectively	20	20
Additional paid-in capital	1,448,553	1,442,958
Accumulated deficit	(203,436)	(218,951)
Accumulated other comprehensive loss	(38,199)	(41,656)
Total stockholders' equity	1,206,938	1,182,371
Total liabilities and stockholders' equity	$2,356,630	$2,330,503
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | June 28, 2025 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended June 28, 2025	Thirteen Weeks Ended June 29, 2024	Twenty-six Weeks Ended June 28, 2025	Twenty-six Weeks Ended June 29, 2024
Net sales	$402,803	$379,432	$762,146	$729,737
Cost of sales (exclusive of depreciation and amortization shown separately below)	208,338	194,672	399,078	378,106
Selling, warehouse, general and administrative expenses	123,707	121,154	242,759	239,719
Depreciation	19,848	16,297	39,243	32,635
Amortization	15,257	15,249	30,672	30,503
Other (income) expense, net	(664)	474	(938)	884
Income from operations	36,317	31,586	51,332	47,890
Interest expense, net	13,892	13,937	28,352	29,208
Refinancing costs	—	—	906	3,008
Income before income taxes	22,425	17,649	22,074	15,674
Income tax expense	6,593	5,114	6,559	4,631
Net income	$15,832	$12,535	$15,515	$11,043

Basic net income per share	$0.08	$0.06	$0.08	$0.06
Weighted average basic shares outstanding	197,593	196,075	197,439	195,721

Diluted net income per share	$0.08	$0.06	$0.08	$0.06
Weighted average diluted shares outstanding	198,676	198,420	199,257	198,037

Net income from above	$15,832	$12,535	$15,515	$11,043
Other comprehensive income (loss):
Foreign currency translation adjustments	5,324	(5,707)	6,006	(4,220)
Hedging activity	(559)	1,580	(2,549)	(237)
Total other comprehensive income (loss)	4,765	(4,127)	3,457	(4,457)
Comprehensive income	$20,597	$8,408	$18,972	$6,586
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | June 28, 2025 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Twenty-six Weeks Ended June 28, 2025	Twenty-six Weeks Ended June 29, 2024
Cash flows from operating activities:
Net income	$15,515	$11,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,915	63,138
Deferred income taxes	(3,101)	(1,706)
Deferred financing and original issue discount amortization	2,511	2,551
Stock-based compensation expense	6,835	6,485
Loss on debt restructuring	906	3,008
Cash paid to third parties in connection with debt restructuring	(906)	(1,554)
(Gain) loss on disposal of property and equipment	(63)	56
Change in fair value of contingent consideration	(567)	780
Changes in operating items:
Accounts receivable, net	(30,905)	(28,414)
Inventories, net	(20,812)	(10,929)
Other assets	(7,702)	(4,409)
Accounts payable	29,015	28,683
Accrued salaries and wages	(10,681)	5,926
Other accrued expenses	(1,908)	1,818
Net cash provided by operating activities	48,052	76,476
Cash flows from investing activities:
Acquisition of business, net of cash received	—	(23,783)
Capital expenditures	(38,175)	(40,078)
Other investing activities	(109)	(153)
Net cash used for investing activities	(38,284)	(64,014)
Cash flows from financing activities:
Repayments of senior term loans	(4,256)	(4,255)
Financing fees	—	(33)
Borrowings on revolving credit loans	79,000	65,000
Repayments of revolving credit loans	(92,000)	(65,000)
Principal payments under finance lease obligations	(2,653)	(1,758)
Proceeds from exercise of stock options	490	6,379
Payments of contingent consideration	(137)	(133)
Other financing activities	(855)	570
Net cash (used for) provided by financing activities	(20,411)	770
Effect of exchange rate changes on cash	321	2,231
Net (decrease) increase in cash and cash equivalents	(10,322)	15,463
Cash and cash equivalents at beginning of period	44,510	38,553
Cash and cash equivalents at end of period	$34,188	$54,016
Supplemental disclosure of cash flow information:
Interest paid	$29,003	$22,365
Income taxes paid	8,646	3,291
Capital expenditures in accounts payable	883	1,873
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | June 28, 2025 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Twenty-six weeks ended June 28, 2025
Balance at December 28, 2024	196,706	$20	$1,442,958	$(218,951)	$(41,656)	$1,182,371
Net loss	—	—	—	(317)	—	(317)
Stock option activity, stock awards and employee stock purchase plan	675	—	1,307	—	—	1,307
Hedging activity	—	—	—	—	(1,990)	(1,990)
Change in cumulative foreign currency translation adjustment	—	—	—	—	682	682
Balance at March 29, 2025	197,381	$20	$1,444,265	$(219,268)	$(42,964)	$1,182,053
Net Income	—	—	—	15,832	—	15,832
Stock option activity, stock awards and employee stock purchase plan	184	—	4,288	—	—	4,288
Hedging activity	—	—	—	—	(559)	(559)
Change in cumulative foreign currency translation adjustment	—	—	—	—	5,324	5,324
Balance at June 28, 2025	197,565	$20	$1,448,553	$(203,436)	$(38,199)	$1,206,938

Twenty-six weeks ended June 29, 2024
Balance at December 30, 2023	194,913	$20	$1,418,535	$(236,206)	$(27,820)	$1,154,529
Net loss	—	—	—	(1,492)	—	(1,492)
Stock option activity, stock awards and employee stock purchase plan	1,029	—	8,585	—	—	8,585
Hedging activity	—	—	—	—	(1,817)	(1,817)
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,487	1,487
Balance at March 30, 2024	195,942	$20	$1,427,120	$(237,698)	$(28,150)	$1,161,292
Net Income	—	—	—	12,535	—	12,535
Stock option activity, stock awards and employee stock purchase plan	214	—	4,742	—	—	4,742
Hedging activity	—	—	—	—	1,580	1,580
Change in cumulative foreign currency translation adjustment	—	—	—	—	(5,707)	(5,707)
Balance at June 29, 2024	196,156	$20	$1,431,862	$(225,163)	$(32,277)	$1,174,442
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | June 28, 2025 Form 10-Q

1. BASIS OF PRESENTATION
The accompanying condensed financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen and twenty-six weeks ended June 28, 2025. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen and twenty-six weeks ended June 28, 2025 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 28, 2024 and notes thereto included in the Form 10-K filed on February 20, 2025 with the Securities and Exchange Commission (“SEC”).
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
In the second quarter of 2025, the Company realigned its Hardware and Protective Solutions segment to include the sales of accessories, which are now managed by the Hardware and Protective Solutions leadership team. Previously, accessories were included under the Robotics and Digital Solutions segment and managed by that leadership team. See Note 16 - Segment Reporting for additional information.
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
Reclassifications:
Due to the segment realignment mentioned above, certain amounts in the prior year Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior periods’ condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, condensed consolidated statements of cash flows, or condensed consolidated statements of stockholder’s equity.

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

5 | June 28, 2025 Form 10-Q

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

The following tables display our disaggregated revenue by product category. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation. See Note 16 - Segment Reporting for more information.

6 | June 28, 2025 Form 10-Q

Thirteen weeks ended June 28, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$244,562	$—	$37,405	$281,967
Personal Protective	61,362	—	1,649	63,011
Keys and Key Fobs	—	46,054	2,295	48,349
Engraving and Resharp	—	9,466	10	9,476
Total Revenue	$305,924	$55,520	$41,359	$402,803

Thirteen weeks ended June 29, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$234,354	$—	$40,603	$274,957
Personal Protective	47,002	—	1,195	48,197
Keys and Key Fobs	—	41,938	2,008	43,946
Engraving and Resharp	—	12,319	13	12,332
Total Revenue	$281,356	$54,257	$43,819	$379,432

Twenty-six weeks ended June 28, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$454,112	$—	$62,455	$516,567
Personal Protective	129,821	—	2,880	132,701
Keys and Key Fobs	—	89,034	4,431	93,465
Engraving and Resharp	—	19,396	17	19,413
Total Revenue	$583,933	$108,430	$69,783	$762,146

Twenty-six weeks ended June 29, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$452,192	$—	$72,192	$524,384
Personal Protective	92,486	—	2,603	95,089
Keys and Key Fobs	—	82,127	3,960	86,087
Engraving and Resharp	—	24,154	23	24,177
Total Revenue	$544,678	$106,281	$78,778	$729,737

The following tables disaggregate our revenue by geographic location. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation. See Note 16 - Segment Reporting for more information.

7 | June 28, 2025 Form 10-Q

Thirteen weeks ended June 28, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$302,662	$55,520	$—	$358,182
Canada	—	—	41,359	41,359
Mexico	3,262	—	—	3,262
Consolidated	$305,924	$55,520	$41,359	$402,803

Thirteen weeks ended June 29, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$276,691	$54,257	$—	$330,948
Canada	—	—	43,819	43,819
Mexico	4,665	—	—	4,665
Consolidated	$281,356	$54,257	$43,819	$379,432

Twenty-six weeks ended June 28, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$576,729	$108,430	$—	$685,159
Canada	—	—	69,783	69,783
Mexico	7,204	—	—	7,204
Consolidated	$583,933	$108,430	$69,783	$762,146

Twenty-six weeks ended June 29, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$535,631	$106,281	$—	$641,912
Canada	—	—	78,778	78,778
Mexico	9,047	—	—	9,047
Consolidated	$544,678	$106,281	$78,778	$729,737
The Company's revenue by geography is allocated based on the location of its sales operations.
Hardware and Protective Solutions' revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, rope and chain, and personal protective equipment such as gloves and eyewear, as well as accessories, and in-store merchandising services for the related product category.
Robotics and Digital Solutions revenues consist primarily of sales of keys, key fobs, and identification tags through self-service key duplication and engraving kiosks. It also includes our associate-assisted key duplication systems.
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

8 | June 28, 2025 Form 10-Q

The costs to obtain a contract are insignificant and generally contract terms do not extend beyond one year. Therefore, these costs are expensed as incurred. Freight and shipping costs and the cost of our in-store merchandising service teams are recognized in selling, warehouse, general, and administrative expense when control over products is transferred to the customer.
The Company used the practical expedient regarding the existence of a significant financing component as payments are due in less than one year after delivery of the products.
3. RECENT ACCOUNTING PRONOUNCEMENTS
On December 14, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments on Income Tax Disclosures are effective for fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented. The Company is currently evaluating this ASU to determine its impact on the annual disclosures.
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
The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of Intex.

Accounts receivable	$11,981
Inventory	14,486
Other current assets	26
Property and equipment	949
Goodwill	3,829
Customer relationships	9,400
Trade names	104
Total assets acquired	$40,775
Less:
Liabilities assumed	(6,711)
Total purchase price	$34,064
Net sales and operating income from Intex included in the Company's Condensed Consolidated Statement of

9 | June 28, 2025 Form 10-Q

Comprehensive Income for the thirteen and twenty-six weeks ended June 28, 2025 were as follows:

	Thirteen weeks ended June 28, 2025	Twenty-six weeks ended June 28, 2025
Net sales	$16,446	$32,531
Operating income	2,149	3,928
Pro forma financial information has not been presented for Intex as the financial results of Intex were insignificant to the financial results of the Company on a standalone basis.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 28, 2024				June 28, 2025
Hardware and Protective Solutions	$581,187	$309	$—	$10,823	$592,319
Robotics and Digital Solutions	220,936	—	—	(10,580)	210,356
Canada	26,430	—	—	1,430	27,860
Total	$828,553	$309	$—	$1,673	$830,535
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada, Hardware Solutions, and Protective Solutions reporting units. "Other" also includes a reallocation of goodwill from our Robotics and Digital Solutions reporting unit to our Hardware Solutions reporting unit in connection with the segment realignment - see Note 16 - Segment Reporting for additional information.
Other intangibles, net, as of June 28, 2025 and December 28, 2024 consist of the following:

	Estimated Useful Life (Years)			June 28, 2025	December 28, 2024
Customer relationships	9	-	20	$956,642	$954,888
Trademarks - indefinite	Indefinite			85,237	84,883
Trademarks - other	2	-	15	29,549	29,549
Technology and patents	5	-	12	67,074	66,937
Intangible assets, gross				1,138,502	1,136,257
Less: Accumulated amortization				562,043	530,398
Other intangibles, net				$576,459	$605,859

The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen and twenty-six weeks ended June 28, 2025 was $15,257 and $30,672, and the thirteen and twenty-six weeks ended June 29, 2024 was $15,249 and $30,503, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and twenty-six weeks ended June 28, 2025 and the thirteen and twenty-six weeks ended June 29, 2024, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.
6. COMMITMENTS AND CONTINGENCIES
Insurance Coverage

10 | June 28, 2025 Form 10-Q

The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,293 recorded for such risks is adequate as of June 28, 2025.
As of June 28, 2025, the Company has provided certain vendors and insurers letters of credit aggregating to $42,168 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $3,357 recorded for such risks is adequate as of June 28, 2025.
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

7. RELATED PARTY TRANSACTIONS
Sales to related parties, which are included in net sales, consist of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, Executive Chairman of Ollie's since 2025, and before that President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were immaterial in the thirteen and twenty-six weeks ended June 28, 2025. Sales to related parties were $247 and $265 in the thirteen and twenty-six weeks ended June 29, 2024, respectively.
In late 2024, the Company signed a contract with Ollie's to place Minute Key and Quick-Tag machines in select Ollie's locations. The Company paid royalties shares to Ollie's as a result of this agreement. The payments to related parties were immaterial in the thirteen and twenty-six weeks ended June 28, 2025.

8. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and twenty-six weeks ended June 28, 2025, and for the thirteen and twenty-six weeks ended June 29, 2024, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax income to calculate the income tax expense.

11 | June 28, 2025 Form 10-Q

For the thirteen and twenty-six weeks ended June 28, 2025, the effective income tax rate was 29.4% and 29.7%. The Company recorded an income tax provision for the thirteen and twenty-six weeks ended June 28, 2025 of $6,593 and $6,559, respectively. The difference between the expected statutory tax rate and the effective tax rate for the thirteen and twenty-six weeks ended June 28, 2025 was the result of certain non-deductible expenses and state and foreign income taxes.
For the thirteen and twenty-six weeks ended June 29, 2024, the effective income tax rate was 29.0% and 29.5%. The Company recorded an income tax provision for the thirteen and twenty-six weeks ended June 29, 2024 of $5,114 and $4,631, respectively. The effective tax rate for the thirteen and twenty-six weeks ended June 29, 2024 was the result of certain non-deductible expenses and state and foreign income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently assessing its impact on our condensed consolidated financial statements.

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

	June 28, 2025	December 28, 2024
Revolving loans	$49,000	$62,000
Senior Term Loan, due 2028	641,215	645,470
Finance lease & other obligations	18,647	11,085
	708,862	718,555
Unamortized discount on Senior Term Loan	(2,513)	(2,940)
Current portion of long-term debt and finance leases	(13,912)	(12,975)
Deferred financing fees	(9,355)	(10,914)
Total long-term debt, net	$683,082	$691,726
As of June 28, 2025, the Asset-Backed Loan ("ABL") Revolver had an outstanding balance of $49,000, and had outstanding letters of credit of $42,168. The Company has $212,725 of available borrowings under the revolving credit facility as a source of liquidity as of June 28, 2025 based on the customary ABL borrowing base and availability provisions.
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

12 | June 28, 2025 Form 10-Q

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
The components of operating and finance lease costs for the thirteen and twenty-six weeks ended June 28, 2025 and thirteen and twenty-six weeks ended June 29, 2024 were as follows:

	Thirteen Weeks Ended June 28, 2025	Thirteen Weeks Ended June 29, 2024	Twenty-six Weeks Ended June 28, 2025	Twenty-six Weeks Ended June 29, 2024
Operating lease costs	$5,706	$5,229	$11,354	$10,443
Short term lease costs	609	1,076	1,322	2,307
Variable lease costs	667	647	1,269	1,164
Finance lease costs:
Amortization of right of use assets	1,408	947	2,680	1,887
Interest on lease liabilities	260	136	483	263
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $6,982 and $13,945 in the thirteen and twenty-six weeks ended June 28, 2025, respectively, and $6,952 and $13,914 in the thirteen and twenty-six weeks ended June 29, 2024, respectively. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles, and short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 28, 2025 and December 28, 2024:

	June 28, 2025		December 28, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	5.04	4.14	5.41	3.06
Weighted average discount rate	6.58%	5.83%	6.70%	5.91%
Supplemental balance sheet information related to the Company's finance leases was as follows as of June 28, 2025 and December 28, 2024:

	June 28, 2025	December 28, 2024
Finance lease assets, net, included in property plant and equipment	$17,748	$9,415

Current portion of long-term debt	5,261	3,720
Long-term debt, less current portion	12,871	6,028
Total principal payable on finance leases	$18,132	$9,748

13 | June 28, 2025 Form 10-Q

Supplemental cash flow information related to the Company's operating and finance leases was as follows for the twenty-six weeks ended June 28, 2025 and twenty-six weeks ended June 29, 2024:

	Twenty-six Weeks Ended June 28, 2025	Twenty-six Weeks Ended June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$11,017	$10,581
Operating cash outflow from finance leases	459	258
Financing cash outflow from finance leases	2,653	1,758
As of June 28, 2025, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of June 28, 2025:

	Operating Leases	Finance Leases
Remaining 2025	$10,998	$3,226
2026	21,509	5,524
2027	18,836	4,270
2028	16,268	3,280
2029	11,472	2,607
Thereafter	15,341	1,421
Total future minimum rental commitments	94,424	20,328
Less - amounts representing interest	(13,941)	(2,196)
Present value of lease liabilities	$80,483	$18,132
Lessor
The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
11. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
Hillman Solutions Corp. has one class of common stock.
Accumulated Other Comprehensive Income (Loss)
The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 30, 2023 to June 28, 2025, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

14 | June 28, 2025 Form 10-Q

Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2023	$(27,820)
Other comprehensive income before reclassifications	(25,516)
Amounts reclassified from other comprehensive income	11,680
Net current period other comprehensive loss (1)	(13,836)
Balance at December 28, 2024	(41,656)
Other comprehensive income before reclassifications	4,622
Amounts reclassified from other comprehensive income	(1,165)
Net current period other comprehensive income (2)	3,457
Balance at June 28, 2025	$(38,199)
1.During the year ended December 28, 2024, the Company deferred a loss of $8,162, reclassified a loss of $11,680 and a tax benefit of $883 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the twenty-six weeks ended June 28, 2025, the Company deferred a loss of $2,234, reclassified a gain of $1,165 and a tax loss of $850 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
12. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan had stock compensation expense of $73 recognized in the accompanying twenty-six weeks ended June 28, 2025, but there was not any expense recognized in the thirteen weeks ended June 28, 2025 due to all grants being vested. In the thirteen and twenty-six weeks ended June 29, 2024 stock compensation expense of $591 and $999 was recognized, respectively.
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
2021 Equity Incentive Plan
Effective July 14, 2021, the Company established the 2021 Equity Incentive Plan. On June 7, 2024, the 2021 Equity Incentive Plan was amended to increase the share reserve by 2,000,000 shares of common stock (the 2021 Equity Incentive Plan as amended is referred to as the “2021 Plan”). On June 3, 2025, the 2021 Equity Incentive Plan was amended to increase the share reserve by 1,800,000 shares of common stock (the 2021 Equity Incentive Plan as amended is referred to as the “2021 Plan”). Under the 2021 Plan, as amended, the maximum number of shares of common stock that may be delivered in satisfaction of awards under the 2021 Plan as of the Effective Date is (i) 10,950,814 shares, plus (ii) the number of shares of stock underlying awards under the 2014 Equity Incentive Plan that on or after the Effective Date expire or become unexercisable, or are forfeited, cancelled or otherwise terminated, in each case, without delivery of shares or cash therefore, and would have become available again for

15 | June 28, 2025 Form 10-Q

grant under the Prior Plan in accordance with its terms (in the case of this subclause (ii), not to exceed 14,523,510 shares of common stock in the aggregate).
The 2021 Equity Incentive Plan had stock compensation expense of $3,477 and $6,553 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended June 28, 2025, respectively, and $2,981 and $5,284 was recorded for the thirteen and twenty-six weeks ended June 29, 2024, respectively.
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
2021 Employee Stock Purchase Plan
Our Employee Stock Purchase Plan ("ESPP") became effective on July 14, 2021, in which 1,140,754 shares of common stock were available for issuance under the ESPP. On June 3, 2025, the ESPP plan was amended to increase the share reserve by 1,000,000 shares of common stock, for a total of 2,140,754 shares available for issuance. Under the ESPP, eligible employees are granted options to purchase shares of common stock at 85% of the fair market value at the time of exercise. Options to purchase shares are granted four times a year on the first payroll date in January, April, July, and October of each year and ending approximately three months later on the last business day in March, June, September or December. No employee may be granted an option under the Plan if, immediately after the option is granted, the employee would own stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen and twenty-six weeks ended June 28, 2025 there was approximately $80 and $209 of compensation expense related to the ESPP, respectively. For the thirteen and twenty-six weeks ended June 29, 2024, there was approximately $84, and $202 of compensation expense related to the ESPP, respectively.
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

	Thirteen Weeks Ended June 28, 2025			Twenty-six Weeks Ended June 28, 2025
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$15,832	197,593	0.08	$15,515	197,439	$0.08
Dilutive effect of stock options and awards	—	1,083	—	—	1,818	—
Net income per diluted common share	$15,832	198,676	0.08	$15,515	199,257	$0.08

16 | June 28, 2025 Form 10-Q

	Thirteen Weeks Ended June 29, 2024			Twenty-six Weeks Ended June 29, 2024
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$12,535	196,075	0.06	$11,043	195,721	$0.06
Dilutive effect of stock options and awards	—	2,345	—	—	2,316	—
Net income per diluted common share	$12,535	198,420	0.06	$11,043	198,037	$0.06
Stock options and awards outstanding totaling 11,439 and 7,277 were excluded from the computation for the thirteen and twenty-six weeks ended June 28, 2025, respectively, and 2,689 and 2,833 for the thirteen and twenty-six weeks ended June 29, 2024, respectively, as they would have had an antidilutive effect under the treasury stock method.
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
Interest Rate Swap Agreements
On December 19, 2023, the Company entered into an interest swap agreement ("2024 Swap 1") for a notional amount of $144,000. The forward start date of the 2024 Swap 1 was July 21, 2024 and the termination date is January 31, 2027. The 2024 Swap 1 has a determined pay fixed interest rate of 3.8%. In accordance with ASC 815, the Company determined the 2024 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive loss within the Company's Statement of Comprehensive Income and the deferred gains or losses are reclassified out of other comprehensive loss into interest expense in the same period during which the hedged transactions affect earnings.
On December 19, 2023, the Company entered into an interest swap agreement ("2024 Swap 2") for a notional amount of $216,000. The forward start date of the 2024 Swap 2 was July 21, 2024 and the termination date is January 31, 2027. The 2024 Swap 2 has a determined pay fixed interest rate of 3.62%. In accordance with ASC 815, the Company determined the 2024 Swap 2 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive loss within the Company's Statement of Comprehensive Income and the deferred gains or losses are reclassified out of other comprehensive loss into interest expense in the same period during which the hedged transactions affect earnings.

17 | June 28, 2025 Form 10-Q

The following table summarizes the Company's derivative financial instruments:

	Asset Derivatives			Liability Derivatives
		As of June 28, 2025	As of December 28, 2024		As of June 28, 2025	As of December 28, 2024
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2024 Swap 1	Other current/other non-current assets	95	787	Other non-current liabilities	(595)	—
2024 Swap 2	Other current/other non-current assets	493	1,961	Other non-current liabilities	(643)	—
Total hedging instruments:		$588	$2,748		$(1,238)	$—
Foreign Currency Forward Contracts
As of June 28, 2025 and December 28, 2024 the Company entered into foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$4,786 and C$4,087 as of June 28, 2025 and December 28, 2024, respectively. The total fair value of the foreign currency forward contracts was $3,444 and $4,325 as of June 28, 2025 and December 28, 2024, respectively, and was reported on the accompanying Condensed Consolidated Balance Sheets in other accrued expenses. A loss in other income of $79 and gain of $81 was recorded in the Condensed Consolidated Statements of Comprehensive Income for the change in fair value during the thirteen and twenty-six weeks ended June 28, 2025, respectively.
The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in other (income) expense in the Condensed Consolidated Statements of Comprehensive Income.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

18 | June 28, 2025 Form 10-Q

	As of June 28, 2025
	Level 1	Level 2	Level 3	Total
Trading securities	$812	$—	$—	$812
Interest rate swaps	—	(650)	—	(650)
Foreign exchange forward contracts	—	3,444	—	3,444
Contingent consideration payable	—	—	4,159	4,159

	As of December 28, 2024
	Level 1	Level 2	Level 3	Total
Trading securities	$796	$—	$—	$796
Interest rate swaps	—	2,748	—	2,748
Foreign exchange forward contracts	—	4,325	—	4,325
Contingent consideration payable	—	—	4,863	4,863
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of June 28, 2025 and December 28, 2024, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of June 28, 2025 and December 28, 2024, the foreign exchange forward contracts were included in other accrued expenses on the accompanying Condensed Consolidated Balance Sheets.
The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. The current and non-current portions of these obligations are reported separately on the Condensed Consolidated Balance Sheets as other accrued expense and other non-current liabilities, respectively. Subsequent changes in the fair value of the contingent consideration liabilities, as determined by using a simulation model of the Monte Carlo analysis that includes updated projections applicable to the liability, are recorded within other income (expense) in the Condensed Consolidated Statements of Comprehensive Income.
The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for Resharp and Instafob as of June 28, 2025.

	Resharp		Instafob
	Other accrued expenses	Other non-current liabilities	Other accrued expenses	Other non-current liabilities	Total
Fair value as of December 28, 2024	$226	$4,574	$23	$40	$4,863
Fair value of cash consideration paid	(130)	—	(7)	—	(137)
Change in fair value of contingent consideration	104	(674)	(3)	6	(567)
Fair value as of June 28, 2025	$200	$3,900	$13	$46	$4,159

19 | June 28, 2025 Form 10-Q

Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and term loan approximate the fair value at June 28, 2025 and December 28, 2024 as the interest rate is variable and approximates current market rates of debt based on observable market transactions with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 14 - Derivatives and Hedging.
16. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of June 28, 2025.
The segments are as follows:
•Hardware and Protective Solutions
•Robotics and Digital Solutions
•Canada
In the second quarter of 2025, the Company realigned its Hardware and Protective Solutions segment to include the sales of accessories, which are now managed by the Hardware and Protective Solutions leadership team. Previously, accessories were included under the Robotics and Digital Solutions segment leadership team. Please see Note 1 - Basis of Presentation for more information.
For a reconciliation of our segment sales by product category and geographic area, please see Note 2 - Summary of Significant Accounting Policies.
The tables below present net sales, significant segment expenses, and segment adjusted EBITDA for the reportable segments for the thirteen and twenty-six weeks ended June 28, 2025 and thirteen and twenty-six weeks ended June 29, 2024. See Note 2 - Summary of Significant Accounting Policies for a reconciliation of total reportable segments' revenues to consolidated revenues. Certain amounts in the prior year Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior period's condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, condensed consolidated statements of cash flows, or condensed consolidated statements of stockholder’s equity.

Hardware and Protective Solutions	Thirteen weeks ended June 28, 2025	Thirteen weeks ended June 29, 2024	Twenty-six weeks ended June 28, 2025	Twenty-six weeks ended June 29, 2024
Net sales	$305,924	$281,356	$583,933	$544,678

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	168,945	153,209	328,168	301,856
Adjusted selling expense(1)	29,452	29,152	58,352	57,988
Adjusted warehouse expense (2)	37,881	36,273	72,726	72,223
Adjusted general and administrative expense(3)	18,321	18,074	35,265	34,943
Other segment items	(215)	(277)	(377)	(545)
Segment adjusted EBITDA	$51,540	$44,925	$89,799	$78,213
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

20 | June 28, 2025 Form 10-Q

Robotics and Digital Solutions	Thirteen weeks ended June 28, 2025	Thirteen weeks ended June 29, 2024	Twenty-six weeks ended June 28, 2025	Twenty-six weeks ended June 29, 2024
Net sales	$55,520	$54,257	$108,430	$106,281

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	14,921	15,895	29,818	30,238
Adjusted selling expense(1)	16,394	15,132	32,922	29,254
Adjusted warehouse expense (2)	2,638	2,311	5,075	4,677
Adjusted general and administrative expense(3)	3,736	3,879	8,186	9,024
Other segment items(4)	58	64	119	121
Segment adjusted EBITDA	$17,773	$16,976	$32,310	$32,967
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
4.Other excludes the gain or loss on the revaluation of our contingent consideration liability, see Note 15 - Fair Value Measurements.

Canada	Thirteen weeks ended June 28, 2025	Thirteen weeks ended June 29, 2024	Twenty-six weeks ended June 28, 2025	Twenty-six weeks ended June 29, 2024
Net sales	$41,359	$43,819	$69,783	$78,778

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	24,472	25,568	41,092	46,012
Adjusted selling expense(1)	3,644	3,699	6,842	7,236
Adjusted warehouse expense (2)	5,712	5,972	10,678	11,798
Adjusted general and administrative expense(3)	1,883	1,884	3,642	3,704
Other segment items	(267)	240	(116)	529
Segment adjusted EBITDA	$5,915	$6,456	$7,645	$9,499
1.Adjusted selling expense excludes restructuring expense.
2.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
3.Adjusted general and administrative expense excludes stock-based compensation and expense associated with corporate restructuring activities.
The following table reconciles segment adjusted EBITDA by segment to the Company’s consolidated income (loss) before income taxes. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

21 | June 28, 2025 Form 10-Q

	Thirteen weeks ended June 28, 2025	Thirteen weeks ended June 29, 2024	Twenty-six weeks ended June 28, 2025	Twenty-six weeks ended June 29, 2024
Hardware and Protective Solutions	$51,540	$44,925	$89,799	$78,213
Robotics and Digital Solutions	17,773	16,976	32,310	32,967
Canada	5,915	6,456	7,645	9,499
Total adjusted EBITDA	75,228	68,357	129,754	120,679
Interest expense, net	13,892	13,937	28,352	29,208
Depreciation	19,848	16,297	39,243	32,635
Amortization	15,257	15,249	30,672	30,503
Stock compensation expense	3,557	3,656	6,835	6,485
Restructuring and other costs	420	879	2,111	1,870
Transaction and integration expense	70	242	128	516
Change in fair value of contingent consideration	(241)	448	(567)	780
Refinancing costs	—	—	906	3,008
Total adjusting items	52,803	50,708	107,680	105,005
Income before income taxes	$22,425	$17,649	$22,074	$15,674

Note 17 - Subsequent Events
On July 31, 2025, the Board of Directors of the Company authorized a share repurchase program of up to $100,000 (the “Repurchase Program”) of the Company's common stock. The Repurchase Program permits shares of common stock to be repurchased from time to time at management's discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or transactions otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
The timing and number of shares of common stock repurchased will be opportunistic depending on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Program does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time. The Repurchase Program is effective immediately.

22 | June 28, 2025 Form 10-Q

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
GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $402.8 million in the thirteen weeks ended June 28, 2025 and $762.1 million in the twenty-six weeks ended June 28, 2025. Hillman sells its products to hardware stores, home improvement centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, and Mexico. Product lines include thousands of small hardware parts such as fasteners and related items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eyewear; rope and chain; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and

23 | June 28, 2025 Form 10-Q

installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
RECENT DEVELOPMENTS
Tariff Environment
In the first half of 2025, the U.S. government announced tariffs on imports from countries from which we import products and components. Subsequent to their announcements, there have been changes to the effective dates and amounts, and as a result, we are unable to fully quantify the impact that tariffs, when ultimately enacted, will have on our results of operations given the dynamic tariff environment.
We estimate we source approximately 33% of our products from China, 33% from suppliers based in North America, and 33% from all other countries. Based on the current facts and tariff environment as of the date of this filing, we expect the tariffs to drive an increase in our net working capital. We have raised our prices to offset the tariff costs that are expected to increase our cost of sales, although these price increases could impact future demand for our products. We continue to analyze the impact of these actions and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs. We are also exploring alternative suppliers in other countries as part of our sourcing strategy to reduce the impact of these tariffs.
Segment Realignment
In the second quarter of 2025, the Company realigned its Hardware and Protective Solutions segment to include the sales of accessories, which are now managed by the Hardware and Protective Solutions leadership team. Previously, accessories were included under the Robotics and Digital Solutions segment leadership team. See Note 16 - Segment Reporting of the Notes to Condensed Consolidated Financial Statements for additional information.

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
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers, particularly those located in China and Taiwan, because we purchase a majority of our products for resale from multiple vendors located in these countries. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the CNY by approximately 1.7% in the twenty-six weeks ended June 28, 2025, increased by 2.8% in 2024, and increased by 2.9% in 2023. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 11.4% in the twenty-six weeks ended June 28, 2025, increased by 7.1% in 2024, and declined by 0.4% in 2023.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 5.1% in the twenty-six weeks ended June 28, 2025, increased by 9.0% in 2024, and declined by 2.4% in 2023.
In addition, the negotiated purchase price of our products may be dependent upon market fluctuations in the cost of raw materials (i.e. steel, zinc, and nickel) used by our vendors in their manufacturing processes. The final

24 | June 28, 2025 Form 10-Q

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

Thirteen weeks ended June 28, 2025 vs the Thirteen weeks ended June 29, 2024
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended June 28, 2025 were $402.8 million compared to net sales of $379.4 million for the thirteen weeks ended June 29, 2024, an increase of approximately $23.4 million or 6.2%.
•Net income for the thirteen weeks ended June 28, 2025 was $15.8 million, or $0.08 per diluted share, compared to net income of $12.5 million, or $0.06 per diluted share for the thirteen weeks ended June 29, 2024.
•Adjusted EBITDA(1) totaled $75.2 million versus $68.4 million in the thirteen weeks ended June 28, 2025 and in the thirteen weeks ended June 29, 2024, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended June 28, 2025 and the thirteen weeks ended June 29, 2024.

25 | June 28, 2025 Form 10-Q

	Thirteen weeks ended June 28, 2025		Thirteen weeks ended June 29, 2024
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$402,803	100.0%	$379,432	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	208,338	51.7	194,672	51.3
Selling, warehouse, general and administrative expenses	123,707	30.7	121,154	31.9
Depreciation	19,848	4.9	16,297	4.3
Amortization	15,257	3.8	15,249	4.0
Other (income) expense, net	(664)	(0.2)	474	0.1
Income from operations	36,317	9.0	31,586	8.3
Interest expense, net	13,892	3.4	13,937	3.7
Income before income taxes	22,425	5.6	17,649	4.7
Income tax expense	6,593	1.6	5,114	1.3
Net income	$15,832	3.9%	$12,535	3.3%

Adjusted EBITDA(1)	$75,228	18.7%	$68,357	18.0%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales by Segment

	Thirteen weeks ended June 28, 2025	% of Net Sales	Thirteen weeks ended June 29, 2024	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$305,924	75.9%	$281,356	74.2%	$24,568	8.7%
Robotics and Digital Solutions	55,520	13.8	54,257	14.3	1,263	2.3
Canada	41,359	10.3	43,819	11.5	(2,460)	(5.6)
Consolidated	$402,803		$379,432		$23,371	6.2%
The increase in total net sales during the second quarter of 2025 was primarily driven by the factors described below:
Hardware and Protective Solutions' net sales increased by $24.6 million in the thirteen weeks ended June 28, 2025 due to the following:
•Hardware net sales increased by $10.2 million primarily due to price increases of $5.3 million and $5.1 million in new business.
•Protective equipment net sales increased by $14.4 million primarily due to $16.4 million in additional sales related to the Intex acquisition, partially offset by lower volume.
Robotics and Digital Solutions' net sales in the thirteen weeks ended June 28, 2025 increased by $1.3 million primarily due to price increases.
Canada net sales decreased by $2.5 million primarily due to reduced volume of $1.2 million driven by market softness and an unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

26 | June 28, 2025 Form 10-Q

	Thirteen weeks ended June 28, 2025	% of Segment Net Sales	Thirteen weeks ended June 29, 2024	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$168,945	55.2%	$153,209	54.5%	$15,736	10.3%
Robotics and Digital Solutions	14,921	26.9	15,895	29.3	(974)	(6.1)
Canada	24,472	59.2	25,568	58.3	(1,096)	(4.3)
Consolidated	$208,338	51.7%	$194,672	51.3%	$13,666	7.0%
Hardware and Protective Solutions' cost of sales as a percentage of net sales increased primarily due to a higher mix of Protective Solutions sales which generally have higher costs than Hardware Solutions, in addition to increased product and shipping costs.
Robotics and Digital Solutions' cost of sales as a percentage of net sales decreased due to price increases and sales mix.
Canada cost of sales as a percentage of net sales increased primarily due to increased product and shipping costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

	Thirteen weeks ended June 28, 2025	% of Segment Net Sales	Thirteen weeks ended June 29, 2024	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$89,087	29.1%	$86,899	30.9%	$2,188	2.5%
Robotics and Digital Solutions	23,034	41.5	21,712	40.0	1,322	6.1
Canada	11,586	28.0	12,543	28.6	(957)	(7.6)
Consolidated	$123,707	30.7%	$121,154	31.9%	$2,553	2.1%
Hardware and Protective Solutions' SG&A increased due to the following:
•Warehouse expense increased $2.0 million primarily due to higher sales volumes along with increased shipping costs and additional expense related to our distribution center consolidation project.
•Selling expense increased $0.3 million due to increased variable compensation.
•General and administrative (“G&A”) was comparable to prior year.
Robotics and Digital Solutions' SG&A increased due to the following:
•Selling expense increased $1.3 million primarily due to increased variable selling expenses due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•Warehouse expense increased $0.4 million due to inflation in labor and shipping costs.
•G&A expense decreased $0.3 million. The decrease was primarily due to decreased variable compensation expense.
Canada SG&A decreased due to the following:
•G&A decreased by $0.5 million primarily due to lower severance costs associated with restructuring activities in the prior year.
•Warehouse expense decreased by $0.3 million primarily due to lower sales volumes.
•Selling expense decreased by $0.2 million primarily due to lower severance costs associated with restructuring activities in the prior year.
Other Operating Expenses
Depreciation expense increased $3.6 million due to capital spend on merchandising racks.
Amortization expense in the thirteen weeks ended June 28, 2025 was comparable to prior year quarter.

27 | June 28, 2025 Form 10-Q

In the thirteen weeks ended June 28, 2025, other income (expense) consisted primarily of exchange rate gains of $0.3 million in the thirteen weeks ended June 28, 2025, and a $0.2 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In addition, we recorded income related to certain rebates received of $0.2 million.
In the thirteen weeks ended June 29, 2024, other income (expense) consisted primarily of a $0.4 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob.
Income from Operations

	Thirteen weeks ended June 28, 2025	Thirteen weeks ended June 29, 2024	$ Change	% Change
Hardware and Protective Solutions	$25,672	$21,152	$4,520	21.4%
Robotics and Digital Solutions	6,309	6,201	108	1.7
Canada	4,336	4,233	103	2.4
Total segment income from operations	$36,317	$31,586	$4,731	15.0%
Income from operations in our Hardware and Protective Solutions segment increased $4.5 million due to the changes in net sales, cost of sales, and SG&A expenses described above, in addition to an increase in depreciation expense of $1.9 million due to capital spend on merchandising racks.
Income from operations in our Robotics and Digital Solutions segment was comparable to prior year.
Canada's income from operations was comparable to prior year.
Interest expense, net, was comparable to prior year quarter.
Income Taxes
For the thirteen weeks ended June 28, 2025 and thirteen weeks ended June 29, 2024, the effective income tax rate was 29.4% and 29.0%, respectively. The Company recorded an income tax provision for the thirteen weeks ended June 28, 2025 of $6.6 million based on a pre-tax income of $22.4 million, and an income tax provision for the thirteen weeks ended June 29, 2024 of $5.1 million based on a pre-tax income of $17.6 million.
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

Twenty-six weeks ended June 28, 2025 vs the Twenty-six weeks ended June 29, 2024
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the twenty-six weeks ended June 28, 2025 were $762.1 million compared to $729.7 million for the twenty-six weeks ended June 29, 2024, an increase of approximately $32.4 million or 4.4%.
•Net income for the twenty-six weeks ended June 28, 2025 was $15.5 million, or $0.08 per diluted share, compared to net income of $11.0 million, or $0.06 per diluted share for the twenty-six weeks ended June 29, 2024.
•Adjusted EBITDA(1) totaled $129.8 million versus $120.7 million in the twenty-six weeks ended June 28, 2025 and in the twenty-six weeks ended June 29, 2024, respectively.
RESULTS OF OPERATIONS

28 | June 28, 2025 Form 10-Q

The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the twenty-six weeks ended June 28, 2025 and the twenty-six weeks ended June 29, 2024.

	Twenty-six weeks ended June 28, 2025		Twenty-six weeks ended June 29, 2024
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$762,146	100.0%	$729,737	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	399,078	52.4	378,106	51.8
Selling, warehouse, general and administrative expenses	242,759	31.9	239,719	32.9
Depreciation	39,243	5.1	32,635	4.5
Amortization	30,672	4.0	30,503	4.2
Other (income) expense, net	(938)	(0.1)	884	0.1
Income from operations	51,332	6.7	47,890	6.6
Interest expense, net	28,352	3.7	29,208	4.0
Refinancing charges	906	0.1	3,008	0.4
Income before income taxes	22,074	2.9	15,674	2.1
Income tax expense	6,559	0.9	4,631	0.6
Net income	$15,515	2.0%	$11,043	1.5%

Adjusted EBITDA(1)	$129,754	17.0%	$120,679	16.5%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales by Segment

	Twenty-six weeks ended June 28, 2025		Twenty-six weeks ended June 29, 2024		$ Change	% Change
Hardware and Protective Solutions	$583,933	76.6%	$544,678	74.6%	$39,255	7.2%
Robotics and Digital Solutions	108,430	14.2	106,281	14.6	2,149	2.0
Canada	69,783	9.2	78,778	10.8	(8,995)	(11.4)
Consolidated	$762,146		$729,737		$32,409	4.4%

The increase in total net sales during the twenty-six weeks ended June 28, 2025 was primarily driven by the factors described below:
Hardware and Protective Solutions net sales increased by $39.3 million in the twenty-six weeks ended June 28, 2025 due to the following:
•Hardware net sales increased by $1.9 million primarily driven by $3.0 million in price increases offset by decreased volume.
•Protective equipment net sales increased by $37.3 million primarily driven by $32.5 million of additional sales related to the Intex acquisition and the remainder was due to higher volume.
Robotics and Digital Solutions net sales in the twenty-six weeks ended June 28, 2025 increased by $2.1 million primarily driven by $6.7 million of increased prices offset by decreased volume of key and engraving sales.

29 | June 28, 2025 Form 10-Q

Canada net sales decreased by $9.0 million primarily due to volume decreases of $5.6 million and an unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars of $2.8 million.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Twenty-six weeks ended June 28, 2025	% of Segment Net Sales	Twenty-six weeks ended June 29, 2024	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$328,168	56.2%	$301,856	55.4%	$26,312	8.7%
Robotics and Digital Solutions	29,818	27.5	30,238	28.5	(420)	(1.4)
Canada	41,092	58.9	46,012	58.4	(4,920)	(10.7)
Consolidated	$399,078	52.4%	$378,106	51.8%	$20,972	5.5%
Hardware and Protective Solutions cost of sales as a percentage of net sales increased primarily due to a higher mix of Protective Solutions sales which generally have higher costs than Hardware Solutions in addition to increased product and shipping costs.
Robotics and Digital Solutions cost of sales as a percentage of net sales decreased primarily due to price increases and sales mix.
Canada cost of sales as a percentage of net sales increased primarily due to increased shipping and product costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

	Twenty-six weeks ended June 28, 2025	% of Segment Net Sales	Twenty-six weeks ended June 29, 2024	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$174,490	29.9%	$171,747	31.5%	$2,743	1.6%
Robotics and Digital Solutions	46,702	43.1	43,848	41.3	2,854	6.5
Canada	21,567	30.9	24,124	30.6	(2,557)	(10.6)
Consolidated	$242,759	31.9%	$239,719	32.9%	$3,040	1.3%
Hardware and Protective Solutions SG&A increased due to the following:
•General and administrative (“G&A”) increased $1.5 million. The increase was primarily driven by an increased investment into information technology.
•Warehouse expense increased $0.9 million due to inflation in shipping costs along with rent and maintenance.
•Selling expense increased by $0.3 million primarily due to increased compensation and benefit expense.
Robotics and Digital Solutions SG&A increased due to the following:
•Selling expense increased by $3.7 million primarily due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•Warehouse expense increased $0.4 million due to inflation in labor and shipping costs.
•General and administrative (“G&A”) decreased $1.3 million due to reduced compensation and benefit expense.
Canada SG&A decreased due to the following:
•Warehouse expense decreased $1.1 million primarily due to lower sales volumes along with improved operational efficiencies.

30 | June 28, 2025 Form 10-Q

•Selling expense decreased by $0.7 million primarily due to decreased compensation and benefit expense along with lower severance costs associated with restructuring activities in the prior year.
•G&A decreased by $0.7 million primarily driven by lower severance costs associated with restructuring activities in the prior year and decreased compensation and benefit expense.
Other Operating Expenses
Depreciation expense increased $6.6 million due to capital spend on merchandising racks along with key duplication kiosks.
Amortization expense in the twenty-six weeks ended June 28, 2025 increased by $0.2 million primarily due to the additional amortization related to the Intex acquisition.
In the twenty-six weeks ended June 28, 2025, other income (expense) consisted primarily of a $0.6 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In addition, we recorded income related to certain rebates received of $0.4 million along with exchange rate gains of $0.1 million in the twenty-six weeks ended June 28, 2025.
In the twenty-six weeks ended June 29, 2024, other income (expense) consisted primarily of a $0.8 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob.
Income from Operations

	Twenty-six weeks ended June 28, 2025	Twenty-six weeks ended June 29, 2024	$ Change	% Change
Hardware and Protective Solutions	$37,142	$31,232	$5,910	18.9%
Robotics and Digital Solutions	9,365	11,126	(1,761)	(15.8)
Canada	4,825	5,532	(707)	(12.8)
Total segment income from operations	$51,332	$47,890	$3,442	7.2%
Income from operations in our Hardware and Protective Solutions segment increased $5.9 million due to the changes in net sales, cost of sales, and SG&A expenses described above in addition to an increase in depreciation expense of $3.6 million due to capital spend on merchandising racks.
Income from operations in our Robotics and Digital Solutions segment decreased $1.8 million. The $1.8 million decrease is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, offset by an increase in depreciation expense of $3.1 million due to capital spend on key duplication kiosks and machines and an increase of $1.3 million in other expense driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations decreased by $0.7 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above offset by exchange rate gains of $0.1 million in the twenty-six weeks ended June 28, 2025 and exchange rate losses of $0.5 million in the twenty-six weeks ended June 29, 2024.
Interest expense, net, decreased $0.9 million in the twenty-six weeks ended June 28, 2025 primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2025 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes
For the twenty-six weeks ended June 28, 2025 and twenty-six weeks ended June 29, 2024, the effective income tax rate was 29.7% and 29.5%, respectively. The Company recorded an income tax provision for the twenty-six weeks ended June 28, 2025 of $6.6 million based on a pre-tax income of $22.1 million, and an income tax provision for the twenty-six weeks ended June 29, 2024 of $4.6 million based on a pre-tax provision of $15.7 million.
In 2025 and 2024, the effective tax rate differed from the U.S. federal statutory tax rate due to state and foreign income taxes and certain non-deductible expenses (see Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information).

31 | June 28, 2025 Form 10-Q

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
The following table presents a reconciliation of net income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Thirteen Weeks Ended June 28, 2025	Thirteen Weeks Ended June 29, 2024	Twenty-six Weeks Ended June 28, 2025	Twenty-six Weeks Ended June 29, 2024
Net income	$15,832	$12,535	$15,515	$11,043
Income tax expense	6,593	5,114	6,559	4,631
Interest expense, net	13,892	13,937	28,352	29,208
Depreciation	19,848	16,297	39,243	32,635
Amortization	15,257	15,249	30,672	30,503
EBITDA	$71,422	$63,132	$120,341	$108,020

Stock compensation expense	3,557	3,656	6,835	6,485
Restructuring and other(1)	420	879	2,111	1,870
Transaction and integration expense (2)	70	242	128	516
Change in fair value of contingent consideration	(241)	448	(567)	780
Refinancing costs (3)	—	—	906	3,008
Adjusted EBITDA	$75,228	$68,357	$129,754	$120,679
(1)Includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities.
(2)Transaction and integration expense includes professional fees and other costs related to the Koch Industries, Inc. and Intex DIY, Inc. acquisitions.
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

32 | June 28, 2025 Form 10-Q

Thirteen weeks ended June 28, 2025	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$25,672	$6,309	$4,336
Depreciation and amortization	22,433	11,439	1,233
Stock compensation expense	3,071	220	266
Restructuring and other	296	44	80
Transaction and integration expense	68	2	—
Change in fair value of contingent consideration	—	(241)	—
Adjusted EBITDA	$51,540	$17,773	$5,915

Thirteen weeks ended June 29, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$21,152	$6,201	$4,233
Depreciation and amortization	20,374	9,936	1,236
Stock compensation expense	3,103	282	271
Restructuring and other	63	100	716
Transaction and integration expense	233	9	—
Change in fair value of contingent consideration	—	448	—
Adjusted EBITDA	$44,925	$16,976	$6,456

Twenty-six weeks ended June 28, 2025	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$37,142	$9,365	$4,825
Depreciation and amortization	44,509	22,992	2,414
Stock compensation expense	5,919	451	465
Restructuring and other	2,105	65	(59)
Transaction and integration expense	124	4	—
Change in fair value of contingent consideration	—	(567)	—
Adjusted EBITDA	$89,799	$32,310	$7,645

Twenty-six weeks ended June 29, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$31,232	$11,126	$5,532
Depreciation and amortization	40,387	20,168	2,583
Stock compensation expense	5,483	519	483
Restructuring and other	612	357	901
Transaction and integration expense	499	17	—
Change in fair value of contingent consideration	—	780	—
Adjusted EBITDA	$78,213	$32,967	$9,499

33 | June 28, 2025 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Our working capital position, which we define as current assets minus current liabilities, of $350.3 million as of June 28, 2025 represents an increase of $30.8 million from the December 28, 2024 level of $319.5 million driven by seasonality of the business and tariff costs. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets and economic uncertainties driven by increases in tariffs could impact our capital resources and liquidity in the future. We do expect the current tariff environment to increase our costs of products we import, which will increase our working capital position and unfavorably impact our future cash flows (see Recent Developments - Tariff Environment of Item 2 - Management’s Discussion and Analysis and Risk Factors of Part II - Other Information for additional information).
The following table presents the key categories of our condensed consolidated statements of cash flows:

	Twenty-six weeks ended June 28, 2025	Twenty-six weeks ended June 29, 2024	$ Change
Net cash provided by operating activities	$48,052	$76,476	$(28,424)
Net cash used for investing activities	(38,284)	(64,014)	25,730
Net cash (used for) provided by financing activities	(20,411)	770	(21,181)
Net (decrease) increase in cash and cash equivalents	(10,322)	15,463	(25,785)
Operating Cash Flows:
Net cash provided by operating activities for the twenty-six weeks ended June 28, 2025 was favorably impacted by increased accounts payable due to the timing of inventory purchases and payments. Inventory and accounts payable were both impacted by the recently enacted tariffs. Net cash provided by operating activities was unfavorably impacted by a decrease in accrued incentive compensation related to the payout of 2024 incentive compensation.
Net cash provided by operating activities for the twenty-six weeks ended June 29, 2024 was unfavorably impacted by increases in accounts receivable due to the seasonality of our business, and increased inventory driven by demand as we normalize our inventory levels. Additionally, we saw increased accounts payable due to the timing of inventory purchases and payments.
Capital Expenditures:
Cash of $38.2 million and $40.1 million was used in the twenty-six weeks ended June 28, 2025 and twenty-six weeks ended June 29, 2024, respectively, to invest in new key duplicating kiosks and merchandising racks.
Financing Cash Flows:
Term Loan:
The Company used $4.3 million of cash for principal payments on the senior term loan. As of June 28, 2025, we have outstanding borrowings of $641.2 million on the term loan. See Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.
ABL Revolver:
Our revolver payments, net of draws, used cash of $13.0 million in the twenty-six weeks ended June 28, 2025 as we worked to pay down our debt.
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

34 | June 28, 2025 Form 10-Q

Stock Option Exercises:
In the twenty-six weeks ended June 28, 2025 and twenty-six weeks ended June 29, 2024 the Company received $0.5 million and $6.4 million from the exercise of stock options, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of June 28, 2025, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at June 28, 2025, after consideration of our SOFR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.3 million.
FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $134.4 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of June 28, 2025. The foreign subsidiaries' net tangible assets were $81.0 million and the net intangible assets were $53.4 million as of June 28, 2025.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 14 - Derivatives and Hedging of the Condensed Notes to the accompanying Condensed Consolidated Financial Statements.

35 | June 28, 2025 Form 10-Q

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

ITEM 4 - CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 28, 2025, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On August 23, 2024, the Company completed its acquisition of Intex DIY, Inc. ("Intex"). SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Intex's internal control over financial reporting as of June 28, 2025.

36 | June 28, 2025 Form 10-Q

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
In the first half of 2025, the U.S. government announced tariffs on imports from countries from which we import products and components. Subsequent to their announcements, there have been changes to the effective dates and amounts, and as a result, we are unable to fully quantify the impact that tariffs, when ultimately enacted, will have on our results of operations given the dynamic tariff environment.
We estimate we source approximately 33% of our products from China, 33% from suppliers based in North America, and 33% from all other countries. Based on the current facts and tariff environment as of the date of this filing, we expect the tariffs to drive an increase in our net working capital. We have raised our prices to offset the tariff costs that are expected to increase our cost of sales, although these price increases could impact future demand for our products. We continue to analyze the impact of these actions and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs. We are also exploring alternative suppliers in other countries as part of our sourcing strategy to reduce the impact of these tariffs.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. – MINE SAFETY DISCLOSURES

37 | June 28, 2025 Form 10-Q

Not applicable.
ITEM 5. – OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 28, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Segment Realignment
In the second quarter of 2025, the Company realigned its Hardware and Protective Solutions segment to include the sales of accessories, which are now managed by the Hardware and Protective Solutions leadership team. Previously, accessories were included in the Robotics and Digital Solutions segment and managed by that leadership team.
If the aforementioned changes in segments were in effect for the thirteen weeks ended March 29, 2025 and March 30, 2024, and the years ended December 28, 2024, December 30, 2023, and December 31, 2022, net sales for our Hardware and Protective Solutions segment would have been higher by $3.6 million, $3.4 million, $13.6 million, $15.9 million and $17.4 million, respectively, and net sales for our Robotics and Digital Solutions segment would have been lower by $3.6 million, $3.4 million, $13.6 million, $15.9 million and $17.4 million, respectively.
In addition, the changes to the significant segment expenses and segment Adjusted EBITDA did not have a material impact on the financial statements as of March 29, 2025, March 30, 2024, December 28, 2024, December 30, 2023, or December 31, 2022.
The tables below present the results as if the segment changes had been in effect for the noted periods.

Hardware and Protective Solutions	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024	Year ended December 28, 2024	Year ended December 30, 2023	Year ended December 31, 2022
Net sales	$278,009	$263,322	$1,107,993	$1,090,473	$1,086,144

Significant segment expenses
Adjusted cost of sales (exclusive of depreciation and amortization) (1)	159,223	148,647	617,689	662,080	676,627
Adjusted selling expense(2)	28,900	28,836	114,351	104,060	104,034
Adjusted warehouse expense (3)	34,845	35,950	143,682	143,308	141,991
Adjusted general and administrative expense(4)	16,944	16,869	77,386	55,432	49,796
Other segment items (5)	(162)	(268)	(813)	(1,788)	(231)
Segment Adjusted EBITDA	$38,259	$33,288	$155,698	$127,381	$113,927
1.Adjusted cost of sales (exclusive of depreciation and amortization) excludes an inventory revaluation charge made in the fourth quarter of 2023.
2.Adjusted selling expense excludes expense related to corporate restructuring activities.
3.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
4.Adjusted general and administrative expense excludes stock-based compensation, acquisition and integration costs, expense associated with corporate restructuring, and amounts related to the Cybersecurity Incident, see Note 15 - Commitments and Contingencies of the Form 10-K filed on February 20, 2025 with the Securities and Exchange Commission (“SEC”).
5.Other excludes an impairment charge related to the write down of intangible assets, primarily related to review of certain product offerings in 2023.

38 | June 28, 2025 Form 10-Q

Robotics and Digital Solutions	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024	Year ended December 28, 2024	Year ended December 30, 2023	Year ended December 31, 2022
Net sales	$52,910	$52,024	$216,701	$229,546	$228,223

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	14,897	14,343	60,233	64,389	66,819
Adjusted selling expense(1)	16,528	14,122	60,642	60,111	58,673
Adjusted warehouse expense (2)	2,437	2,366	9,316	10,373	11,976
Adjusted general and administrative expense(3)	4,450	5,145	16,019	17,880	15,870
Other segment items(4)	61	57	216	125	—
Segment Adjusted EBITDA	$14,537	$15,991	$70,275	$76,668	$74,885
1.Adjusted selling expense excludes expense related to corporate restructuring activities.
2.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
3.Adjusted general and administrative expense excludes stock compensation expense, acquisition and integration expense, consulting expense and legal charges related to settlements, see Note 6 - Commitments and Contingencies and Note 15 - Commitments and Contingencies of the Form 10-K filed on February 20, 2025 with the Securities and Exchange Commission (“SEC”).
4.Other excludes the gain or loss on the revaluation of our contingent consideration liability, see Note 15 - Fair Value Measurements and Note 14 - Fair Value Measurements of the Form 10-K filed on February 20, 2025 with the SEC.

Canada	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024	Year ended December 28, 2024	Year ended December 30, 2023	Year ended December 31, 2022
Net sales	$28,424	$34,959	$147,901	$156,458	$171,961

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	16,620	20,444	86,769	97,495	103,107
Adjusted selling expense(1)	3,198	3,537	14,476	13,721	13,764
Adjusted warehouse expense (2)	4,966	5,826	22,398	23,036	25,517
Adjusted general and administrative expense(3)	1,759	1,820	7,748	7,062	7,897
Other segment items	151	289	730	(167)	239
Segment Adjusted EBITDA	$1,730	$3,043	$15,780	$15,311	$21,437
1.Adjusted selling expense excludes restructuring expense.
2.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
3.Adjusted general and administrative expense excludes stock-based compensation and expense associated with corporate restructuring activities.

39 | June 28, 2025 Form 10-Q

The following table reconciles segment Adjusted EBITDA by segment to the Company’s consolidated income (loss) before income taxes.

	Thirteen weeks ended March 29, 2025	Thirteen weeks ended March 30, 2024	Year ended December 28, 2024	Year ended December 30, 2023	Year ended December 31, 2022
Hardware and Protective Solutions	$38,259	$33,288	$155,698	$127,381	$113,927
Robotics and Digital Solutions	14,537	15,991	70,275	76,668	74,885
Canada	1,730	3,043	15,780	15,311	21,437
Total Adjusted EBITDA	54,526	52,322	241,753	219,360	210,249
Interest expense, net	14,460	15,271	59,241	68,310	54,560
Depreciation	19,395	16,338	68,766	59,331	57,815
Amortization	15,415	15,254	61,274	62,309	62,195
Stock compensation expense	3,278	2,829	13,463	12,004	13,524
Restructuring and other costs	1,691	991	2,978	3,031	2,617
Litigation expense	—	—	5,000	339	32,856
Transaction and integration expense	58	274	1,243	1,754	2,477
Change in fair value of contingent consideration	(326)	332	228	(4,936)	(1,128)
Impairment charges	—	—	—	24,600	—
Refinancing costs	906	3,008	3,008	—	—
Total adjusting items	54,877	54,297	215,201	226,742	224,916
(Loss) income before income taxes	$(351)	$(1,975)	$26,552	$(7,382)	$(14,667)

40 | June 28, 2025 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

10.1*
Hillman Solutions Corp. 2021 Equity Incentive Plan, as amended on June 3, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2025).

10.2*
Hillman Solutions Corp. 2021 Employee Stock Purchase Plan, as amended on June 3, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2025).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025 filed with the Securities and Exchange Commission on August 5, 2025, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 28, 2025 and December 28, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended June 28, 2025 and the thirteen and twenty-six weeks ended June 29, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 28, 2025 and the twenty-six weeks ended June 29, 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and twenty-six weeks ended June 28, 2025 and the thirteen and twenty-six weeks ended June 29, 2024, and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract or any compensatory plan, contract or arrangement.

41 | June 28, 2025 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Principal Financial Officer}	(Chief Accounting Officer)
DATE: August 5, 2025

42 | June 28, 2025 Form 10-Q