Form 10-Q
period 2025-09-27
Hillman Solutions Corp.
filed 2025-11-04
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 31, 2025, 197,289,638 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of September 27, 2025	As of December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$37,731	$44,510
Accounts receivable, net of allowances of $1,414 ($2,827 - 2024)	144,933	109,788
Inventories, net	460,089	403,673
Other current assets	28,375	15,213
Total current assets	671,128	573,184
Property and equipment, net of accumulated depreciation of $421,912 ($376,150 - 2024)	235,114	224,174
Goodwill	830,098	828,553
Other intangibles, net of accumulated amortization of $577,051 ($530,398 - 2024)	560,943	605,859
Operating lease right of use assets	79,187	81,708
Other assets	20,423	17,025
Total assets	$2,396,893	$2,330,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,358	$139,057
Current portion of debt and finance lease liabilities	15,447	12,975
Current portion of operating lease liabilities	17,796	16,850
Accrued expenses:
Salaries and wages	33,837	34,977
Pricing allowances	7,567	7,651
Income and other taxes	7,320	10,377
Other accrued expenses	28,867	31,843
Total current liabilities	273,192	253,730
Long-term debt	683,200	691,726
Deferred tax liabilities	135,579	124,611
Operating lease liabilities	67,739	71,474
Other non-current liabilities	7,053	6,591
Total liabilities	$1,166,763	$1,148,132
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.0001 par value, 500,000,000 shares authorized, 197,757,293 and 197,431,709 issued and outstanding in 2025, respectively and 196,705,710 shares issued and outstanding in 2024	20	20
Treasury stock, at cost, 325,584 shares in 2025	(3,165)	—
Additional paid-in capital	1,453,457	1,442,958
Accumulated deficit	(180,244)	(218,951)
Accumulated other comprehensive loss	(39,938)	(41,656)
Total stockholders' equity	1,230,130	1,182,371
Total liabilities and stockholders' equity	$2,396,893	$2,330,503
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | September 27, 2025 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended September 27, 2025	Thirteen Weeks Ended September 28, 2024	Thirty-nine Weeks Ended September 27, 2025	Thirty-nine Weeks Ended September 28, 2024
Net sales	$424,939	$393,296	$1,187,085	$1,123,033
Cost of sales (exclusive of depreciation and amortization shown separately below)	205,378	203,700	604,456	581,806
Selling, warehouse, general and administrative expenses	138,342	130,261	381,101	369,980
Depreciation	20,100	17,948	59,343	50,583
Amortization	15,265	15,354	45,937	45,857
Other (income) expense, net	(50)	(881)	(988)	3
Income from operations	45,904	26,914	97,236	74,804
Interest expense, net	14,692	15,108	43,044	44,316
Refinancing costs	—	—	906	3,008
Income before income taxes	31,212	11,806	53,286	27,480
Income tax expense	8,020	4,372	14,579	9,003
Net income	$23,192	$7,434	$38,707	$18,477

Basic net income per share	$0.12	$0.04	$0.20	$0.09
Weighted average basic shares outstanding	197,754	196,297	197,544	195,914

Diluted net income per share	$0.12	$0.04	$0.19	$0.09
Weighted average diluted shares outstanding	199,849	199,034	199,454	198,370

Net income from above	$23,192	$7,434	$38,707	$18,477
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,556)	(14,350)	4,450	(18,570)
Hedging activity	(183)	7,486	(2,732)	7,249
Total other comprehensive income (loss)	(1,739)	(6,864)	1,718	(11,321)
Comprehensive income	$21,453	$570	$40,425	$7,156
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | September 27, 2025 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirty-nine Weeks Ended September 27, 2025	Thirty-nine Weeks Ended September 28, 2024
Cash flows from operating activities:
Net income	$38,707	$18,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,280	96,440
Deferred income taxes	9,791	(1,326)
Deferred financing and original issue discount amortization	3,767	3,807
Stock-based compensation expense	10,739	9,742
Customer bankruptcy reserve	—	7,757
Loss on debt restructuring	906	3,008
Cash paid to third parties in connection with debt restructuring	(906)	(1,554)
(Gain) loss on disposal of property and equipment	(135)	56
Change in fair value of contingent consideration	(500)	313
Changes in operating items:
Accounts receivable, net	(34,721)	(22,906)
Inventories, net	(53,925)	(2,036)
Other assets	(19,691)	(142)
Accounts payable	22,575	17,822
Accrued salaries and wages	(1,217)	7,150
Other accrued expenses	(6,381)	3,579
Net cash provided by operating activities	74,289	140,187
Cash flows from investing activities:
Acquisition of business, net of cash received	—	(57,762)
Capital expenditures	(55,347)	(64,196)
Other investing activities	(154)	(211)
Net cash used for investing activities	(55,501)	(122,169)
Cash flows from financing activities:
Repayments of senior term loans	(6,384)	(4,255)
Financing fees	—	(33)
Borrowings on revolving credit loans	109,000	77,000
Repayments of revolving credit loans	(122,000)	(77,000)
Principal payments under finance lease obligations	(4,156)	(2,698)
Proceeds from exercise of stock options	1,177	8,938
Repurchases of common stock	(3,165)	—
Payments of contingent consideration	(199)	(196)
Other financing activities	142	(103)
Net cash (used for) provided by financing activities	(25,585)	1,653
Effect of exchange rate changes on cash	18	1,596
Net (decrease) increase in cash and cash equivalents	(6,779)	21,267
Cash and cash equivalents at beginning of period	44,510	38,553
Cash and cash equivalents at end of period	$37,731	$59,820
Supplemental disclosure of cash flow information:
Interest paid	$39,928	$30,348
Income taxes paid	9,859	7,967
Capital expenditures in accounts payable	644	2,200
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | September 27, 2025 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock Amount	Treasury Stock Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Thirty-nine weeks ended September 27, 2025
Balance at December 28, 2024	$20	$—	$1,442,958	$(218,951)	$(41,656)	$1,182,371
Net loss	—	—	—	(317)	—	(317)
Stock option activity, stock awards and employee stock purchase plan	—	—	1,307	—	—	1,307
Hedging activity	—	—	—	—	(1,990)	(1,990)
Change in cumulative foreign currency translation adjustment	—	—	—	—	682	682
Balance at March 29, 2025	$20	$—	$1,444,265	$(219,268)	$(42,964)	$1,182,053
Net Income	—	—	—	15,832	—	15,832
Stock option activity, stock awards and employee stock purchase plan	—	—	4,288	—	—	4,288
Hedging activity	—	—	—	—	(559)	(559)
Change in cumulative foreign currency translation adjustment	—	—	—	—	5,324	5,324
Balance at June 28, 2025	$20	$—	$1,448,553	$(203,436)	$(38,199)	$1,206,938
Net Income	—	—	—	23,192	—	23,192
Stock option activity, stock awards and employee stock purchase plan	—	—	4,904	—	—	4,904
Repurchases of common stock	—	(3,165)	—	—	—	(3,165)
Hedging activity	—	—	—	—	(183)	(183)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,556)	(1,556)
Balance at September 27, 2025	$20	$(3,165)	$1,453,457	$(180,244)	$(39,938)	$1,230,130

Thirty-nine weeks ended September 28, 2024
Balance at December 30, 2023	$20	$—	$1,418,535	$(236,206)	$(27,820)	$1,154,529
Net loss	—	—	—	(1,492)	—	(1,492)
Stock option activity, stock awards and employee stock purchase plan	—	—	8,585	—	—	8,585
Hedging activity	—	—	—	—	(1,817)	(1,817)
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,487	1,487
Balance at March 30, 2024	$20	$—	$1,427,120	$(237,698)	$(28,150)	$1,161,292
Net Income	—	—	—	12,535	—	12,535
Stock option activity, stock awards and employee stock purchase plan	—	—	4,742	—	—	4,742
Hedging activity	—	—	—	—	1,580	1,580
Change in cumulative foreign currency translation adjustment	—	—	—	—	(5,707)	(5,707)
Balance at June 29, 2024	$20	$—	$1,431,862	$(225,163)	$(32,277)	$1,174,442
Net Income	—	—	—	7,434	—	7,434
Stock option activity, stock awards and employee stock purchase plan	—	—	6,212	—	—	6,212
Hedging activity	—	—	—	—	7,486	7,486
Change in cumulative foreign currency translation adjustment	—	—	—	—	(14,350)	(14,350)
Balance at September 28, 2024	$20	$—	$1,438,074	$(217,729)	$(39,141)	$1,181,224
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | September 27, 2025 Form 10-Q

1. BASIS OF PRESENTATION
The accompanying condensed financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen and thirty-nine weeks ended September 27, 2025. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen and thirty-nine weeks ended September 27, 2025 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 28, 2024 and notes thereto included in the Form 10-K filed on February 20, 2025 with the Securities and Exchange Commission (“SEC”).
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

5 | September 27, 2025 Form 10-Q

disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results may differ from these estimates.
Share Repurchase Program:
On July 31, 2025, the Board of Directors of the Company authorized a share repurchase program of up to $100,000 (the “Repurchase Program”) of the Company's common stock. The Company accounts for the repurchase of its common stock under the cost method. Under this method, the repurchased shares are recorded at their cost as a reduction of stockholders' equity. Upon repurchase, the treasury stock account is debited for the cost paid, and the cash account is credited. When treasury shares are reissued, any excess of the reissuance price over the repurchase cost is credited to additional paid-in capital. If the reissuance price is less than the repurchase cost, the difference is first debited to additional paid-in capital (from previous treasury stock transactions) and then to retained earnings. The Company does not recognize gains or losses from treasury stock transactions in its income statement. See Note 11 - Equity and Accumulated Other Comprehensive Loss for more information.
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

6 | September 27, 2025 Form 10-Q

Thirteen weeks ended September 27, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$249,174	$—	$33,264	$282,438
Personal Protective	79,948	—	1,380	81,328
Keys and Key Fobs	—	48,733	2,595	51,328
Engraving and Resharp	—	9,840	5	9,845
Total Revenue	$329,122	$58,573	$37,244	$424,939

Thirteen weeks ended September 28, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$228,293	$—	$33,918	$262,211
Personal Protective	70,993	—	724	71,717
Keys and Key Fobs	—	45,152	2,674	47,826
Engraving and Resharp	—	11,536	6	11,542
Total Revenue	$299,286	$56,688	$37,322	$393,296

Thirty-nine weeks ended September 27, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$703,288	$—	$95,719	$799,007
Personal Protective	209,767	—	4,260	214,027
Keys and Key Fobs	—	137,766	7,026	144,792
Engraving and Resharp	—	29,237	22	29,259
Total Revenue	$913,055	$167,003	$107,027	$1,187,085

Thirty-nine weeks ended September 28, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$680,486	$—	$106,109	$786,595
Personal Protective	163,478	—	3,327	166,805
Keys and Key Fobs	—	127,277	6,634	133,911
Engraving and Resharp	—	35,692	30	35,722
Total Revenue	$843,964	$162,969	$116,100	$1,123,033

The following tables disaggregate our revenue by geographic location. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation. See Note 16 - Segment Reporting for more information.

7 | September 27, 2025 Form 10-Q

Thirteen weeks ended September 27, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$324,924	$58,573	$—	$383,497
Canada	—	—	37,244	37,244
Mexico	4,198	—	—	4,198
Consolidated	$329,122	$58,573	$37,244	$424,939

Thirteen weeks ended September 28, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$295,193	$56,688	$—	$351,881
Canada	—	—	37,322	37,322
Mexico	4,093	—	—	4,093
Consolidated	$299,286	$56,688	$37,322	$393,296

Thirty-nine weeks ended September 27, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$901,655	$167,003	$—	$1,068,658
Canada	—	—	107,027	107,027
Mexico	11,400	—	—	11,400
Consolidated	$913,055	$167,003	$107,027	$1,187,085

Thirty-nine weeks ended September 28, 2024
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$830,823	$162,969	$—	$993,792
Canada	—	—	116,100	116,100
Mexico	13,141	—	—	13,141
Consolidated	$843,964	$162,969	$116,100	$1,123,033
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

8 | September 27, 2025 Form 10-Q

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
3. RECENT ACCOUNTING PRONOUNCEMENTS
On December 14, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments on Income Tax Disclosures are effective for fiscal years beginning after December 15, 2024, and will be applied retrospectively to all prior periods presented. The Company is currently evaluating this ASU, but it is expecting the adoption of this standard to result in additional annual disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption of ASU 2025-05 is permitted. The Company is currently evaluating the impact provided by the new standard.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for the costs of internal-use software. The amendments remove all references to prescriptive and sequential development stages and, instead, require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period with the amendments to be applied using a prospective, modified or retrospective transition approach. The Company is currently evaluating the impact provided by the new standard.

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

9 | September 27, 2025 Form 10-Q

The following table reconciles the final fair value of the acquired assets and assumed liabilities to the total purchase price of Intex.

Accounts receivable	$11,981
Inventory	14,486
Other current assets	26
Property and equipment	949
Goodwill	3,829
Customer relationships	9,400
Trade names	104
Total assets acquired	$40,775
Less:
Liabilities assumed	(6,711)
Total purchase price	$34,064
Net sales and operating income from Intex included in the Company's Condensed Consolidated Statement of Comprehensive Income for the thirteen and thirty-nine weeks ended September 27, 2025 were as follows:

	Thirteen weeks ended September 27, 2025	Thirty-nine weeks ended September 27, 2025
Net sales	$15,243	$47,773
Operating income	1,678	5,606
Pro forma financial information has not been presented for Intex as the financial results of Intex were insignificant to the financial results of the Company on a standalone basis.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 28, 2024				September 27, 2025
Hardware and Protective Solutions	$581,187	$309	$—	$10,916	$592,412
Robotics and Digital Solutions	220,936	—	—	(10,580)	210,356
Canada	26,430	—	—	900	27,330
Total	$828,553	$309	$—	$1,236	$830,098
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada, Hardware Solutions, and Protective Solutions reporting units. "Other" also includes a reallocation of $10,580 thousand of goodwill from our Robotics and Digital Solutions reporting unit to our Hardware Solutions reporting unit in connection with the segment realignment - see Note 16 - Segment Reporting for additional information.
Other intangibles, net, as of September 27, 2025 and December 28, 2024 consist of the following:

10 | September 27, 2025 Form 10-Q

	Estimated Useful Life (Years)			September 27, 2025	December 28, 2024
Customer relationships	9	-	20	$956,199	$954,888
Trademarks - indefinite	Indefinite			85,138	84,883
Trademarks - other	2	-	15	29,549	29,549
Technology and patents	5	-	12	67,108	66,937
Intangible assets, gross				1,137,994	1,136,257
Less: Accumulated amortization				577,051	530,398
Other intangibles, net				$560,943	$605,859

The amortization expense for intangible assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen and thirty-nine weeks ended September 27, 2025 was $15,265 and $45,937, and the thirteen and thirty-nine weeks ended September 28, 2024 was $15,354 and $45,857, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and thirty-nine weeks ended September 27, 2025 and the thirteen and thirty-nine weeks ended September 28, 2024, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.
6. COMMITMENTS AND CONTINGENCIES
Insurance Coverage
The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,761 recorded for such risks is adequate as of September 27, 2025.
As of September 27, 2025, the Company has provided certain vendors and insurers letters of credit aggregating to $42,168 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $3,467 recorded for such risks is adequate as of September 27, 2025.
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

11 | September 27, 2025 Form 10-Q

We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

7. RELATED PARTY TRANSACTIONS
Sales to related parties, which are included in net sales, consist of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, Executive Chairman of Ollie's since 2025, and before that President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were immaterial in the thirteen and thirty-nine weeks ended September 27, 2025. Sales to related parties were $204 and $469 in the thirteen and thirty-nine weeks ended September 28, 2024, respectively.
In late 2024, the Company signed a contract with Ollie's to place Minute Key and Quick-Tag machines in select Ollie's locations. The Company paid royalties shares to Ollie's as a result of this agreement. The payments to related parties were immaterial in the thirteen and thirty-nine weeks ended September 27, 2025.

8. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and thirty-nine weeks ended September 27, 2025, and for the thirteen and thirty-nine weeks ended September 28, 2024, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax income to calculate the income tax expense.
For the thirteen and thirty-nine weeks ended September 27, 2025, the effective income tax rate was 25.7% and 27.4%. The Company recorded an income tax provision for the thirteen and thirty-nine weeks ended September 27, 2025 of $8,020 and $14,579, respectively. The difference between the expected statutory tax rate and the effective tax rate for the thirteen and thirty-nine weeks ended September 27, 2025 was the result of certain non-deductible expenses and state and foreign income taxes.
For the thirteen and thirty-nine weeks ended September 28, 2024, the effective income tax rate was 37.0% and 32.8%. The Company recorded an income tax provision for the thirteen and thirty-nine weeks ended September 28, 2024 of $4,372 and $9,003, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 28, 2024 was the result of certain non-deductible expenses and state and foreign income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including, among others, making 100% bonus depreciation permanent, allowing for the expensing of domestic research costs, and modifying the business interest expense limitation calculation. These changes were incorporated into our income tax provision for the thirteen and thirty-nine weeks ended September 27, 2025. Although we do not expect the OBBBA to have a material impact on our effective tax rate, we do expect favorable changes to the timing of cash tax payments in the current fiscal year and future periods.

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

12 | September 27, 2025 Form 10-Q

	September 27, 2025	December 28, 2024
Revolving loans	$49,000	$62,000
Senior Term Loan, due 2028	639,088	645,470
Finance lease & other obligations	21,434	11,085
	709,522	718,555
Unamortized discount on Senior Term Loan	(2,300)	(2,940)
Current portion of long-term debt and finance leases	(15,447)	(12,975)
Deferred financing fees	(8,575)	(10,914)
Total long-term debt, net	$683,200	$691,726
As of September 27, 2025, the Asset-Backed Loan ("ABL") Revolver had an outstanding balance of $49,000, and had outstanding letters of credit of $42,168. The Company has $239,152 of available borrowings under the revolving credit facility as a source of liquidity as of September 27, 2025 based on the customary ABL borrowing base and availability provisions.
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
10. LEASES
Lessee
The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both 1) the right to obtain substantially all of the economic benefits from the use of the asset and 2) the right to direct the use of the asset. The Company leases certain distribution center locations, vehicles, forklifts, computer equipment, and its corporate headquarters with expiration dates through 2042. Certain lease arrangements include escalating rent payments and options to extend the lease term. Expected lease terms include these options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. The Company's leasing arrangements do not contain material residual value guarantees, nor material restrictive covenants.
The components of operating and finance lease costs for the thirteen and thirty-nine weeks ended September 27, 2025 and thirteen and thirty-nine weeks ended September 28, 2024 were as follows:

13 | September 27, 2025 Form 10-Q

	Thirteen Weeks Ended September 27, 2025	Thirteen Weeks Ended September 28, 2024	Thirty-nine Weeks Ended September 27, 2025	Thirty-nine Weeks Ended September 28, 2024
Operating lease costs	$5,921	$5,335	$17,275	$15,778
Short term lease costs	774	689	2,079	2,996
Variable lease costs	367	657	1,653	1,821
Finance lease costs:
Amortization of right of use assets	1,536	989	4,216	2,875
Interest on lease liabilities	292	142	775	405
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $7,062 and $21,007 in the thirteen and thirty-nine weeks ended September 27, 2025, respectively, and $6,681 and $20,595 in the thirteen and thirty-nine weeks ended September 28, 2024, respectively. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles, and short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 27, 2025 and December 28, 2024:

	September 27, 2025		December 28, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	5.03	4.14	5.41	3.06
Weighted average discount rate	6.48%	5.82%	6.70%	5.91%
Supplemental balance sheet information related to the Company's finance leases was as follows as of September 27, 2025 and December 28, 2024:

	September 27, 2025	December 28, 2024
Finance lease assets, net, included in property plant and equipment	$19,483	$9,415

Current portion of long-term debt	5,661	3,720
Long-term debt, less current portion	14,235	6,028
Total principal payable on finance leases	$19,896	$9,748
Supplemental cash flow information related to the Company's operating and finance leases was as follows for the thirty-nine weeks ended September 27, 2025 and thirty-nine weeks ended September 28, 2024:

	Thirty-nine Weeks Ended September 27, 2025	Thirty-nine Weeks Ended September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$16,631	$15,980
Operating cash outflow from finance leases	742	402
Financing cash outflow from finance leases	4,156	2,698
Maturities of our lease liabilities for all operating and finance leases are as follows as of September 27, 2025:

14 | September 27, 2025 Form 10-Q

	Operating Leases	Finance Leases
Remaining 2025	$5,693	$1,766
2026	22,150	6,281
2027	21,024	5,037
2028	18,508	4,023
2029	13,766	3,321
Thereafter	18,977	1,852
Total future minimum rental commitments	100,118	22,280
Less - amounts representing interest	(14,583)	(2,384)
Present value of lease liabilities	$85,535	$19,896
In July 2025, the Company entered into two additional operating leases; one is for an expansion project at the existing Bakersfield, California location, the second lease is for a new property located in Forest Park, Ohio for the purpose of consolidating office, warehouse, and distribution in the Cincinnati area. Occupancy has not yet commenced for either lease. The estimated future minimum rental commitments are approximately $407 per annum for the Bakersfield, California location beginning in 2026. The estimated future minimum rental commitments for the Forest Park lease are approximately $4.5 million per year beginning in late summer 2027 and increasing 3.25% per year thereafter for 15 years.
Lessor
The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
11. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
Hillman Solutions Corp. has one class of common stock.
Share Repurchases
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
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases (amounts in thousands):

Thirteen weeks ended September 27, 2025
Total number of shares repurchased	(326)
Total cost of shares repurchased (1)	$(3,165)

15 | September 27, 2025 Form 10-Q

(1) Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as a part of the cost basis of the shares within treasury stock.
The cost of shares repurchased may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period and excise taxes incurred on share repurchases.
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding (amounts in thousands).

	Common Stock (Shares)	Treasury Stock (Shares)	Total Net Shares Outstanding
Thirty-nine weeks ended September 27, 2025
Balance at December 28, 2024	196,706	—	196,706
Stock option activity, stock awards and employee stock purchase plan	675	—	675
Repurchases of common stock	—	—	—
Balance at March 29, 2025	197,381	—	197,381
Stock option activity, stock awards and employee stock purchase plan	184	—	184
Repurchases of common stock	—	—	—
Balance at June 28, 2025	197,565	—	197,565
Stock option activity, stock awards and employee stock purchase plan	193	—	193
Repurchases of common stock	—	(326)	(326)
Balance at September 27, 2025	197,758	(326)	197,432

Thirty-nine weeks ended September 28, 2024
Balance at December 30, 2023	194,913	—	194,913
Stock option activity, stock awards and employee stock purchase plan	1,029	—	1,029
Repurchases of common stock	—	—	—
Balance at March 30, 2024	195,942	—	195,942
Stock option activity, stock awards and employee stock purchase plan	214	—	214
Repurchases of common stock	—	—	—
Balance at June 29, 2024	196,156	—	196,156
Stock option activity, stock awards and employee stock purchase plan	358	—	358
Repurchases of common stock	—	—	—
Balance at September 28, 2024	196,514	—	196,514
Accumulated Other Comprehensive Income (Loss)
The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 30, 2023 to September 27, 2025, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

16 | September 27, 2025 Form 10-Q

Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2023	$(27,820)
Other comprehensive income before reclassifications	(25,516)
Amounts reclassified from other comprehensive income	11,680
Net current period other comprehensive loss (1)	(13,836)
Balance at December 28, 2024	(41,656)
Other comprehensive income before reclassifications	3,467
Amounts reclassified from other comprehensive income	(1,749)
Net current period other comprehensive income (2)	1,718
Balance at September 27, 2025	(39,938)
1.During the year ended December 28, 2024, the Company deferred a loss of $8,162, reclassified a loss of $11,680 and a tax benefit of $883 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the thirty-nine weeks ended September 27, 2025, the Company deferred a gain of $1,893, reclassified a gain of $1,749 and a tax loss of $910 into other comprehensive income due to hedging activities. The amounts reclassified out of other comprehensive income were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
12. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan had stock compensation expense of $73 recognized in the accompanying thirty-nine weeks ended September 27, 2025, but there was not any expense recognized in the thirteen weeks ended September 27, 2025 due to all grants being vested. In the thirteen and thirty-nine weeks ended September 28, 2024 stock compensation expense of $337 and $1,335 was recognized, respectively.
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

17 | September 27, 2025 Form 10-Q

grant under the Prior Plan in accordance with its terms (in the case of this subclause (ii), not to exceed 14,523,510 shares of common stock in the aggregate).
The 2021 Equity Incentive Plan had stock compensation expense of $3,807 and $10,361 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended September 27, 2025, respectively, and $2,826 and $8,111 was recorded for the thirteen and thirty-nine weeks ended September 28, 2024, respectively.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen and thirty-nine weeks ended September 27, 2025 there was approximately $97 and $305 of compensation expense related to the ESPP, respectively. For the thirteen and thirty-nine weeks ended September 28, 2024, there was approximately $94, and $296 of compensation expense related to the ESPP, respectively.
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

18 | September 27, 2025 Form 10-Q

	Thirteen Weeks Ended September 27, 2025			Thirty-nine Weeks Ended September 27, 2025
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$23,192	197,754	0.12	$38,707	197,544	$0.20
Dilutive effect of stock options and awards	—	2,095	—	—	1,910	—
Net income per diluted common share	$23,192	199,849	0.12	$38,707	199,454	$0.19

	Thirteen Weeks Ended September 28, 2024			Thirty-nine Weeks Ended September 28, 2024
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$7,434	196,297	0.04	$18,477	195,914	$0.09
Dilutive effect of stock options and awards	—	2,737	—	—	2,456	—
Net income per diluted common share	$7,434	199,034	0.04	$18,477	198,370	$0.09
Stock options and awards outstanding totaling 3,033 and 5,862 were excluded from the computation for the thirteen and thirty-nine weeks ended September 27, 2025, respectively, and 2,671 and 2,779 for the thirteen and thirty-nine weeks ended September 28, 2024, respectively, as they would have had an antidilutive effect under the treasury stock method.
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
Interest Rate Swap Agreements
On December 19, 2023, the Company entered into an interest swap agreement ("2024 Swap 1") for a notional amount of $144,000. The forward start date of the 2024 Swap 1 was July 21, 2024 and the termination date is January 31, 2027. The 2024 Swap 1 has a determined pay fixed interest rate of 3.8%. In accordance with ASC 815, the Company determined the 2024 Swap 1 constituted an effective cash flow hedge and therefore changes in fair value are recorded within other comprehensive income (loss) within the Company's Statement of Comprehensive Income and the deferred gains or losses are reclassified out of other comprehensive income (loss) into interest expense in the same period during which the hedged transactions affect earnings.
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

19 | September 27, 2025 Form 10-Q

Income and the deferred gains or losses are reclassified out of other comprehensive income (loss) into interest expense in the same period during which the hedged transactions affect earnings.
The following table summarizes the Company's derivative financial instruments:

	Asset Derivatives			Liability Derivatives
		As of September 27, 2025	As of December 28, 2024		As of September 27, 2025	As of December 28, 2024
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2024 Swap 1	Other current/other non-current assets	—	787	Other non-current liabilities	(561)	—
2024 Swap 2	Other current/other non-current assets	56	1,961	Other non-current liabilities	(388)	—
Total hedging instruments:		$56	$2,748		$(949)	$—
Foreign Currency Forward Contracts
As of September 27, 2025 and December 28, 2024 the Company entered into foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$4,656 and C$4,087 as of September 27, 2025 and December 28, 2024, respectively. The total fair value of the foreign currency forward contracts was $3,375 and $4,325 as of September 27, 2025 and December 28, 2024, respectively, and was reported on the accompanying Condensed Consolidated Balance Sheets in other accrued expenses. A loss in other income of $31 and gain of $49 was recorded in the Condensed Consolidated Statements of Comprehensive Income for the change in fair value during the thirteen and thirty-nine weeks ended September 27, 2025, respectively.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

20 | September 27, 2025 Form 10-Q

	As of September 27, 2025
	Level 1	Level 2	Level 3	Total
Trading securities	$840	$—	$—	$840
Interest rate swaps	—	(893)	—	(893)
Foreign exchange forward contracts	—	3,375	—	3,375
Contingent consideration payable	—	—	4,164	4,164

	As of December 28, 2024
	Level 1	Level 2	Level 3	Total
Trading securities	$796	$—	$—	$796
Interest rate swaps	—	2,748	—	2,748
Foreign exchange forward contracts	—	4,325	—	4,325
Contingent consideration payable	—	—	4,863	4,863
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of September 27, 2025 and December 28, 2024, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of September 27, 2025 and December 28, 2024, the foreign exchange forward contracts were included in other accrued expenses on the accompanying Condensed Consolidated Balance Sheets.
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
The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for Resharp and Instafob as of September 27, 2025.

	Resharp		Instafob
	Other accrued expenses	Other non-current liabilities	Other accrued expenses	Other non-current liabilities	Total
Fair value as of December 28, 2024	$226	$4,574	$23	$40	$4,863
Fair value of cash consideration paid	(191)	—	(8)	—	(199)
Change in fair value of contingent consideration	165	(674)	—	9	(500)
Fair value as of September 27, 2025	$200	$3,900	$15	$49	$4,164

21 | September 27, 2025 Form 10-Q

Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and term loan approximate the fair value at September 27, 2025 and December 28, 2024 as the interest rate is variable and approximates current market rates of debt based on observable market transactions with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 14 - Derivatives and Hedging.
16. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of September 27, 2025.
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
The tables below present net sales, significant segment expenses, and segment adjusted EBITDA for the reportable segments for the thirteen and thirty-nine weeks ended September 27, 2025 and thirteen and thirty-nine weeks ended September 28, 2024. See Note 2 - Summary of Significant Accounting Policies for a reconciliation of total reportable segments' revenues to consolidated revenues. Certain amounts in the prior year Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior period's condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, condensed consolidated statements of cash flows, or condensed consolidated statements of stockholder’s equity.

Hardware and Protective Solutions	Thirteen weeks ended September 27, 2025	Thirteen weeks ended September 28, 2024	Thirty-nine weeks ended September 27, 2025	Thirty-nine weeks ended September 28, 2024
Net sales	$329,122	$299,286	$913,055	$843,964

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	168,753	166,816	496,921	468,672
Adjusted selling expense(1)	34,860	29,403	93,212	87,391
Adjusted warehouse expense (2)	37,643	36,641	110,369	108,864
Adjusted general and administrative expense(3)	22,356	24,782	57,621	59,725
Other segment items	(330)	(224)	(707)	(769)
Segment adjusted EBITDA	$65,840	$41,868	$155,639	$120,081
1.Adjusted selling expense excludes expense related to corporate restructuring activities.
2.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
3.Adjusted general and administrative expense excludes stock-based compensation, acquisition and integration costs, expense associated with corporate restructuring, and legal charges related to settlements.

22 | September 27, 2025 Form 10-Q

Robotics and Digital Solutions	Thirteen weeks ended September 27, 2025	Thirteen weeks ended September 28, 2024	Thirty-nine weeks ended September 27, 2025	Thirty-nine weeks ended September 28, 2024
Net sales	$58,573	$56,688	$167,003	$162,969

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	15,090	15,003	44,908	45,241
Adjusted selling expense(1)	17,584	16,392	50,506	45,646
Adjusted warehouse expense (2)	2,824	2,432	7,899	7,109
Adjusted general and administrative expense(3)	4,669	4,416	12,855	13,440
Other segment items(4)	16	14	135	135
Segment adjusted EBITDA	$18,390	$18,431	$50,700	$51,398
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
4.Other excludes the gain or loss on the revaluation of our contingent consideration liability, see Note 15 - Fair Value Measurements.

Canada	Thirteen weeks ended September 27, 2025	Thirteen weeks ended September 28, 2024	Thirty-nine weeks ended September 27, 2025	Thirty-nine weeks ended September 28, 2024
Net sales	$37,244	$37,322	$107,027	$116,100

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	21,535	21,883	62,627	67,895
Adjusted selling expense(1)	3,768	3,722	10,610	10,958
Adjusted warehouse expense (2)	5,965	5,397	16,643	17,195
Adjusted general and administrative expense(3)	1,979	2,019	5,621	5,723
Other segment items	201	(205)	85	324
Segment adjusted EBITDA	$3,796	$4,506	$11,441	$14,005
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

23 | September 27, 2025 Form 10-Q

	Thirteen weeks ended September 27, 2025	Thirteen weeks ended September 28, 2024	Thirty-nine weeks ended September 27, 2025	Thirty-nine weeks ended September 28, 2024
Hardware and Protective Solutions	$65,840	$41,868	$155,639	$120,081
Robotics and Digital Solutions	18,390	18,431	50,700	51,398
Canada	3,796	4,506	11,441	14,005
Total adjusted EBITDA	88,026	64,805	217,780	185,484
Interest expense, net	14,692	15,108	43,044	44,316
Depreciation	20,100	17,948	59,343	50,583
Amortization	15,265	15,354	45,937	45,857
Stock compensation expense	3,904	3,257	10,739	9,742
Restructuring and other costs	749	1,322	2,860	3,192
Litigation expense	1,950	—	1,950	—
Transaction and integration expense	87	477	215	993
Change in fair value of contingent consideration	67	(467)	(500)	313
Refinancing costs	—	—	906	3,008
Total adjusting items	56,814	52,999	164,494	158,004
Income before income taxes	$31,212	$11,806	$53,286	$27,480

24 | September 27, 2025 Form 10-Q

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
GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $424.9 million in the thirteen weeks ended September 27, 2025 and $1,187.1 million in the thirty-nine weeks ended September 27, 2025. Hillman sells its products to hardware stores, home improvement centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, and Mexico. Product lines include thousands of small hardware parts such as fasteners and related items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eyewear; rope and chain; and identification

25 | September 27, 2025 Form 10-Q

items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
RECENT DEVELOPMENTS
Tariff Environment
In 2025, the U.S. government announced tariffs on imports from countries from which we import products and components. Subsequent to the initial announcements, there have been changes to the effective dates and amounts, and as a result, we are unable to fully quantify the impact that tariffs, when ultimately enacted, will have on our results of operations given the dynamic tariff environment.
We estimate we source approximately 33% of our products from China, 33% from suppliers based in North America, and 33% from all other countries. Based on the current facts and tariff environment as of the date of this filing, tariffs have resulted in an increase in our net working capital and cost of sales. We have raised our prices to offset the tariff costs that are expected to further increase our cost of sales, although these price increases could impact future demand for our products. We continue to analyze the impact of these actions and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs. Consistent with our normal course of business, we will continue exploring alternative suppliers in other countries to source quality products that provide the best value for our customers.
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
Share Repurchases
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
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers, particularly those located in China and Taiwan, because we purchase a majority of our products for resale from multiple vendors located in these countries. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the CNY by approximately 2.3% in the thirty-nine weeks ended September 27, 2025, increased by 2.8% in 2024, and increased by 2.9% in 2023. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 6.9% in the thirty-nine weeks ended September 27, 2025, increased by 7.1% in 2024, and declined by 0.4% in 2023.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars

26 | September 27, 2025 Form 10-Q

while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 3.3% in the thirty-nine weeks ended September 27, 2025, increased by 9.0% in 2024, and declined by 2.4% in 2023.
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

Thirteen weeks ended September 27, 2025 vs the Thirteen weeks ended September 28, 2024
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended September 27, 2025 were $424.9 million compared to net sales of $393.3 million for the thirteen weeks ended September 28, 2024, an increase of approximately $31.6 million or 8.0%.
•Net income for the thirteen weeks ended September 27, 2025 was $23.2 million, or $0.12 per diluted share, compared to net income of $7.4 million, or $0.04 per diluted share for the thirteen weeks ended September 28, 2024.
•Adjusted EBITDA(1) totaled $88.0 million versus $64.8 million in the thirteen weeks ended September 27, 2025 and in the thirteen weeks ended September 28, 2024, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended September 27, 2025 and the thirteen weeks ended September 28, 2024.

27 | September 27, 2025 Form 10-Q

	Thirteen weeks ended September 27, 2025		Thirteen weeks ended September 28, 2024
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$424,939	100.0%	$393,296	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	205,378	48.3	203,700	51.8
Selling, warehouse, general and administrative expenses	138,342	32.6	130,261	33.1
Depreciation	20,100	4.7	17,948	4.6
Amortization	15,265	3.6	15,354	3.9
Other (income) expense, net	(50)	—	(881)	(0.2)
Income from operations	45,904	10.8	26,914	6.8
Interest expense, net	14,692	3.5	15,108	3.8
Income before income taxes	31,212	7.3	11,806	3.0
Income tax (benefit) expense	8,020	1.9	4,372	1.1
Net income	$23,192	5.5%	$7,434	1.9%

Adjusted EBITDA(1)	$88,026	20.7%	$64,805	16.5%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales by Segment

	Thirteen weeks ended September 27, 2025	% of Net Sales	Thirteen weeks ended September 28, 2024	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$329,122	77.5%	$299,286	76.1%	$29,836	10.0%
Robotics and Digital Solutions	58,573	13.8	56,688	14.4	1,885	3.3
Canada	37,244	8.8	37,322	9.5	(78)	(0.2)
Consolidated	$424,939		$393,296		$31,643	8.0%
The increase in total net sales during the third quarter of 2025 was primarily driven by the factors described below:
Hardware and Protective Solutions' net sales increased by $29.8 million in the thirteen weeks ended September 27, 2025 due to the following:
•Hardware net sales increased by $20.9 million primarily due to price increases of $28.6 million offset by $7.6 million in reduced volume.
•Protective equipment net sales increased by $9.0 million primarily due to $8.7 million in additional sales related to the Intex acquisition. Additionally, sales were impacted by price increases of $6.5 million partially offset by $6.3 million in reduced volume.
Robotics and Digital Solutions' net sales in the thirteen weeks ended September 27, 2025 increased by $1.9 million primarily due to $4.6 million in price increases partially offset by lower volumes.
Canada net sales were comparable to prior year quarter.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

28 | September 27, 2025 Form 10-Q

	Thirteen weeks ended September 27, 2025	% of Segment Net Sales	Thirteen weeks ended September 28, 2024	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$168,753	51.3%	$166,814	55.7%	$1,939	1.2%
Robotics and Digital Solutions	15,090	25.8	15,003	26.5	87	0.6
Canada	21,535	57.8	21,883	58.6	(348)	(1.6)
Consolidated	$205,378	48.3%	$203,700	51.8%	$1,678	0.8%
Hardware and Protective Solutions' cost of sales as a percentage of net sales decreased primarily due to the timing of price increases driven by higher tariff costs. During the quarter, we began taking pricing actions with our customers as we are paying the additional tariff costs in 2025. We expect higher tariff expense to be included in our cost of sales in the fourth quarter of 2025 as we sell through the inventory purchased prior to the new tariffs.
Robotics and Digital Solutions' cost of sales as a percentage of net sales decreased due to price increases and sales mix.
Canada cost of sales as a percentage of net sales decreased primarily due to decreased product and shipping costs.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

	Thirteen weeks ended September 27, 2025	% of Segment Net Sales	Thirteen weeks ended September 28, 2024	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$99,758	30.3%	$94,208	31.5%	$5,550	5.9%
Robotics and Digital Solutions	25,669	43.8	23,926	42.2	1,743	7.3
Canada	12,915	34.7	12,127	32.5	788	6.5
Consolidated	$138,342	32.6%	$130,261	33.1%	$8,081	6.2%
Hardware and Protective Solutions' SG&A increased due to the following:
•Selling expense increased $5.5 million due to increased compensation costs.
•Warehouse expense increased $1.0 million primarily due to increased labor costs along with increased rent and maintenance.
•General and administrative expense (“G&A”) decreased $0.9 million due to a write off of $7.5 million of accounts receivable, net, due to True Value declaring bankruptcy in 2024 partially offset by increased variable compensation costs and legal fees.
Robotics and Digital Solutions' SG&A increased due to the following:
•Selling expense increased $1.2 million primarily due to increased variable selling expenses due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•Warehouse expense increased $0.4 million due to inflation in labor and shipping costs.
•G&A expense was comparable to prior year.
Canada SG&A decreased due to the following:
•G&A expense increased by $1.0 million primarily due to severance expense recorded in connection with corporate restructuring activities in the third quarter of 2025.
•Selling expense decreased by $0.2 million primarily due to lower severance costs associated with sales restructuring activities in the prior year.
•Warehouse expense was comparable to prior year.
Other Operating Expenses

29 | September 27, 2025 Form 10-Q

Depreciation expense increased $2.2 million due to capital spend on merchandising racks.
Amortization expense in the thirteen weeks ended September 27, 2025 was comparable to prior year quarter.
In the thirteen weeks ended September 27, 2025, other income (expense) consisted primarily of exchange rate losses of $0.2 million and a $0.1 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In addition, we recorded income related to certain rebates received of $0.3 million.
In the thirteen weeks ended September 28, 2024, other income (expense) consisted primarily of a $0.5 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob.
Income from Operations

	Thirteen weeks ended September 27, 2025	Thirteen weeks ended September 28, 2024	$ Change	% Change
Hardware and Protective Solutions	$38,935	$17,673	$21,262	120.3%
Robotics and Digital Solutions	5,626	6,879	(1,253)	(18.2)
Canada	1,343	2,362	(1,019)	(43.1)
Total segment income from operations	$45,904	$26,914	$18,990	70.6%
Income from operations in our Hardware and Protective Solutions segment increased $21.3 million due to the changes in net sales, cost of sales, and SG&A expenses described above. These changes were partially offset by an increase in depreciation expense of $1.6 million due to capital spend on merchandising racks.
Income from operations in our Robotics and Digital Solutions segment decreased $1.3 million. The $1.3 million decrease is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, in addition to an increase in depreciation expense of $0.5 million due to capital spend on key duplication kiosks and machines. Additionally, we saw a decrease of $0.5 million in other income driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations decreased by $1.0 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above. In addition, in the thirteen weeks ended September 27, 2025, Canada recorded exchange rate losses of $0.2 million and in the thirteen weeks ended September 28, 2024, Canada recorded exchange rate gains of $0.2 million.
Interest expense, net, decreased $0.4 million primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2025 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes
For the thirteen weeks ended September 27, 2025 and thirteen weeks ended September 28, 2024, the effective income tax rate was 25.7% and 37.0%, respectively. The Company recorded an income tax provision for the thirteen weeks ended September 27, 2025 of $8.0 million based on a pre-tax income of $31.2 million, and an income tax provision for the thirteen weeks ended September 28, 2024 of $4.4 million based on a pre-tax income of $11.8 million.
In 2025 and 2024, the effective tax rate differed from the U.S. federal statutory tax rate due to state and foreign income taxes and certain non-deductible expenses. See Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.

Thirty-nine weeks ended September 27, 2025 vs the Thirty-nine weeks ended September 28, 2024
FINANCIAL SUMMARY AND OTHER KEY METRICS

30 | September 27, 2025 Form 10-Q

•Net sales for the thirty-nine weeks ended September 27, 2025 were $1,187.1 million compared to $1,123.0 million for the thirty-nine weeks ended September 28, 2024, an increase of approximately $64.1 million or 5.7%.
•Net income for the thirty-nine weeks ended September 27, 2025 was $38.7 million, or $0.19 per diluted share, compared to net income of $18.5 million, or $0.09 per diluted share for the thirty-nine weeks ended September 28, 2024.
•Adjusted EBITDA(1) totaled $217.8 million versus $185.5 million in the thirty-nine weeks ended September 27, 2025 and in the thirty-nine weeks ended September 28, 2024, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirty-nine weeks ended September 27, 2025 and the thirty-nine weeks ended September 28, 2024.

	Thirty-nine weeks ended September 27, 2025		Thirty-nine weeks ended September 28, 2024
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,187,085	100.0%	$1,123,033	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	604,456	50.9	581,806	51.8
Selling, warehouse, general and administrative expenses	381,101	32.1	369,980	32.9
Depreciation	59,343	5.0	50,583	4.5
Amortization	45,937	3.9	45,857	4.1
Other (income) expense, net	(988)	(0.1)	3	—
Income from operations	97,236	8.2	74,804	6.7
Interest expense, net	43,044	3.6	44,316	3.9
Refinancing charges	906	0.1	3,008	0.3
Income before income taxes	53,286	4.5	27,480	2.4
Income tax expense	14,579	1.2	9,003	0.8
Net income	$38,707	3.3%	$18,477	1.6%

Adjusted EBITDA(1)	$217,780	18.3%	$185,484	16.5%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

31 | September 27, 2025 Form 10-Q

Net Sales by Segment

	Thirty-nine weeks ended September 27, 2025		Thirty-nine weeks ended September 28, 2024		$ Change	% Change
Hardware and Protective Solutions	$913,055	76.9%	$843,964	75.2%	$69,091	8.2%
Robotics and Digital Solutions	167,003	14.1	162,969	14.5	4,034	2.5
Canada	107,027	9.0	116,100	10.3	(9,073)	(7.8)
Consolidated	$1,187,085		$1,123,033		$64,052	5.7%

The increase in total net sales during the thirty-nine weeks ended September 27, 2025 was primarily driven by the factors described below:
Hardware and Protective Solutions' net sales increased by $69.1 million in the thirty-nine weeks ended September 27, 2025 due to the following:
•Hardware net sales increased by $22.8 million primarily driven by $28.7 million in price increases offset by decreased volume.
•Protective equipment net sales increased by $46.3 million primarily driven by $41.2 million of additional sales related to the Intex acquisition along with $5.8 million in price increases.
Robotics and Digital Solutions' net sales in the thirty-nine weeks ended September 27, 2025 increased by $4.0 million primarily driven by $11.2 million of increased prices offset by decreased volume of $7.2 million in key and engraving sales.
Canada net sales decreased by $9.1 million primarily due to volume decreases of $5.0 million and an unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars of $2.7 million.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Thirty-nine weeks ended September 27, 2025	% of Segment Net Sales	Thirty-nine weeks ended September 28, 2024	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$496,921	54.4%	$468,670	55.5%	$28,251	6.0%
Robotics and Digital Solutions	44,908	26.9	45,241	27.8	(333)	(0.7)
Canada	62,627	58.5	67,895	58.5	(5,268)	(7.8)
Consolidated	$604,456	50.9%	$581,806	51.8%	$22,650	3.9%
Hardware and Protective Solutions' cost of sales as a percentage of net sales decreased primarily due to the timing of price increases driven by higher tariff costs. During the quarter, we began taking pricing actions with our customers as we are paying the additional tariff costs in 2025. We expect higher tariff expense to be included in our cost of sales in the fourth quarter of 2025 as we sell through the inventory purchased prior to the new tariffs. These were partially offset by a higher mix of Protective Solutions sales which generally have higher costs than Hardware Solutions products.
Robotics and Digital Solutions' cost of sales as a percentage of net sales decreased primarily due to price increases and sales mix.
Canada cost of sales as a percentage of net sales was comparable to prior year.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

32 | September 27, 2025 Form 10-Q

	Thirty-nine weeks ended September 27, 2025	% of Segment Net Sales	Thirty-nine weeks ended September 28, 2024	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$274,248	30.0%	$265,956	31.5%	$8,292	3.1%
Robotics and Digital Solutions	72,371	43.3	67,774	41.6	4,597	6.8
Canada	34,482	32.2	36,250	31.2	(1,768)	(4.9)
Consolidated	$381,101	32.1%	$369,980	32.9%	$11,121	3.0%
Hardware and Protective Solutions' SG&A increased due to the following:
•Selling expense increased by $5.7 million primarily due to increased compensation and benefit expense.
•Warehouse expense increased $2.0 million due to inflation in shipping costs along with rent and maintenance. Additionally, warehouse expense includes $0.6 million in costs incurred related to our Cincinnati, Ohio distribution center consolidation project.
•General and administrative (“G&A”) expense increased $0.6 million. The increase was primarily driven by increased compensation and benefit expenses along with an increased investment into information technology. These current year increases were partially offset by a prior year write off of $7.5 million of accounts receivable, net, due to True Value declaring bankruptcy in 2024.
Robotics and Digital Solutions' SG&A increased due to the following:
•Selling expense increased by $4.9 million primarily due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•Warehouse expense increased $0.8 million due to inflation in labor and shipping costs.
•G&A expense decreased $1.1 million due to reduced compensation and benefit expense.
Canada SG&A decreased due to the following:
•Warehouse expense decreased $1.1 million primarily due to lower sales volumes along with improved operational efficiencies.
•Selling expense decreased by $0.9 million primarily due to lower severance costs associated with restructuring activities in the prior year.
•G&A expense was consistent with the prior year.
Other Operating Expenses
Depreciation expense increased $8.8 million due to capital spend on merchandising racks along with key duplication kiosks.
Amortization expense in the thirty-nine weeks ended September 27, 2025 was comparable to prior year.
In the thirty-nine weeks ended September 27, 2025, other income (expense) consisted primarily of a $0.5 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In addition, we recorded income related to certain rebates received of $0.6 million partially offset by exchange rate losses of $0.1 million in the thirty-nine weeks ended September 27, 2025.

33 | September 27, 2025 Form 10-Q

Income from Operations

	Thirty-nine weeks ended September 27, 2025	Thirty-nine weeks ended September 28, 2024	$ Change	% Change
Hardware and Protective Solutions	$76,077	$48,905	$27,172	55.6%
Robotics and Digital Solutions	14,991	18,005	(3,014)	(16.7)
Canada	6,168	7,894	(1,726)	(21.9)
Total segment income from operations	$97,236	$74,804	$22,432	30.0%
Income from operations in our Hardware and Protective Solutions segment increased $27.2 million due to the changes in net sales, cost of sales, and SG&A expenses described above. These impacts were partially offset by an increase in depreciation expense of $5.2 million due to capital spend on merchandising racks.
Income from operations in our Robotics and Digital Solutions segment decreased $3.0 million. The $3.0 million decrease is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, along with by an increase in depreciation expense of $3.6 million due to capital spend on key duplication kiosks. Additionally, there was an increase of $0.8 million in other expense driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations decreased by $1.7 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above offset by exchange rate losses of $0.1 million in the thirty-nine weeks ended September 27, 2025 and exchange rate losses of $0.3 million in the thirty-nine weeks ended September 28, 2024.
Interest expense, net, decreased $1.3 million in the thirty-nine weeks ended September 27, 2025 primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2025 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes
For the thirty-nine weeks ended September 27, 2025 and thirty-nine weeks ended September 28, 2024, the effective income tax rate was 27.4% and 32.8%, respectively. The Company recorded an income tax provision for the thirty-nine weeks ended September 27, 2025 of $14.6 million based on a pre-tax income of $53.3 million, and an income tax provision for the thirty-nine weeks ended September 28, 2024 of $9.0 million based on a pre-tax provision of $27.5 million.
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
The following table presents a reconciliation of net income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

34 | September 27, 2025 Form 10-Q

(dollars in thousands)	Thirteen Weeks Ended September 27, 2025	Thirteen Weeks Ended September 28, 2024	Thirty-nine Weeks Ended September 27, 2025	Thirty-nine Weeks Ended September 28, 2024
Net income	$23,192	$7,434	$38,707	$18,477
Income tax expense	8,020	4,372	14,579	9,003
Interest expense, net	14,692	15,108	43,044	44,316
Depreciation	20,100	17,948	59,343	50,583
Amortization	15,265	15,354	45,937	45,857
EBITDA	$81,269	$60,216	$201,610	$168,236

Stock compensation expense	3,904	3,257	10,739	9,742
Restructuring and other(1)	749	1,322	2,860	3,192
Litigation expense (2)	1,950	—	1,950	—
Transaction and integration expense (3)	87	477	215	993
Change in fair value of contingent consideration	67	(467)	(500)	313
Refinancing costs (4)	—	—	906	3,008
Adjusted EBITDA	$88,026	$64,805	$217,780	$185,484
(1)Includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities.
(2)Litigation expense includes an accrual for the tentative settlement of a California wage-hour class action / Private Attorneys General Act (PAGA) claim.
(3)Transaction and integration expense includes professional fees and other costs related to the Koch Industries, Inc. and Intex DIY, Inc. acquisitions.
(4)In the first quarters of 2025 and 2024, we entered into a Repricing Amendment (2025 Repricing Amendment and 2024 Repricing Amendment) on our existing Senior Term Loan due July 14, 2028 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
The following tables presents a reconciliation of segment operating income, the most directly comparable financial measure under GAAP, to segment Adjusted EBITDA for the periods presented.

35 | September 27, 2025 Form 10-Q

Thirteen weeks ended September 27, 2025	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$38,935	$5,626	$1,343
Depreciation and amortization	22,007	12,107	1,251
Stock compensation expense	3,010	405	489
Restructuring and other	24	12	713
Litigation expense	1,780	170	—
Transaction and integration expense	84	3	—
Change in fair value of contingent consideration	—	67	—
Adjusted EBITDA	$65,840	$18,390	$3,796

Thirteen weeks ended September 28, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$17,673	$6,879	$2,362
Depreciation and amortization	20,811	11,334	1,157
Stock compensation expense	2,900	283	74
Restructuring and other	19	390	913
Transaction and integration expense	465	12	—
Change in fair value of contingent consideration	—	(467)	—
Adjusted EBITDA	$41,868	$18,431	$4,506

Thirty-nine weeks ended September 27, 2025	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$76,077	$14,991	$6,168
Depreciation and amortization	66,516	35,099	3,665
Stock compensation expense	8,929	856	954
Restructuring and other	2,129	77	654
Litigation expense	1,780	170	—
Transaction and integration expense	208	7	—
Change in fair value of contingent consideration	—	(500)	—
Adjusted EBITDA	$155,639	$50,700	$11,441

Thirty-nine weeks ended September 28, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$48,905	$18,005	$7,894
Depreciation and amortization	61,198	31,502	3,740
Stock compensation expense	8,383	802	557
Restructuring and other	631	747	1,814
Transaction and integration expense	964	29	—
Change in fair value of contingent consideration	—	313	—
Adjusted EBITDA	$120,081	$51,398	$14,005

36 | September 27, 2025 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Our working capital position, which we define as current assets minus current liabilities, of $397.9 million as of September 27, 2025 represents an increase of $78.4 million from the December 28, 2024 level of $319.5 million driven by seasonality of the business and tariff costs. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets and economic uncertainties driven by increases in tariffs could impact our capital resources and liquidity in the future. We do expect the current tariff environment to increase our costs of products we import, which will increase our working capital position and unfavorably impact our future cash flows (see Recent Developments - Tariff Environment of Item 2 - Management’s Discussion and Analysis and Risk Factors of Part II - Other Information for additional information).
The following table presents the key categories of our condensed consolidated statements of cash flows:

	Thirty-nine weeks ended September 27, 2025	Thirty-nine weeks ended September 28, 2024	$ Change
Net cash provided by operating activities	$74,289	$140,187	$(65,898)
Net cash used for investing activities	(55,501)	(122,169)	66,668
Net cash (used for) provided by financing activities	(25,585)	1,653	(27,238)
Net (decrease) increase in cash and cash equivalents	(6,779)	21,267	(28,046)
Operating Cash Flows:
Net cash provided by operating activities for the thirty-nine weeks ended September 27, 2025 was unfavorably impacted by increases in the costs of inventory due to the recently enacted tariffs. Increased accounts receivable also unfavorably impacted cash flows due to pricing actions we have taken with our customers in response to the tariff cost increases. Increased accounts payable driven by the tariff costs partially offset the inventory and receivables changes. Additionally, operating cash flow in the thirty-nine weeks ended September 27, 2025 was unfavorably impacted by increases in other assets due to our investment in cloud based information technology. Finally, net cash provided by operating activities was unfavorably impacted by a decrease in accrued incentive compensation related to the payout of 2024 incentive compensation.
Net cash provided by operating activities for the thirty-nine weeks ended September 28, 2024 was unfavorably impacted by increases in accounts receivable due to the seasonality of our business as well as accounts receivable generated by the Koch business post acquisition. Additionally, we saw increased accounts payable due to the timing of inventory purchases and payments.
Capital Expenditures:
Cash of $55.3 million and $64.2 million was used in the thirty-nine weeks ended September 27, 2025 and thirty-nine weeks ended September 28, 2024, respectively, to invest in new key duplicating kiosks and merchandising racks.
Financing Cash Flows:
Term Loan:
The Company used $6.4 million of cash for principal payments on the senior term loan. As of September 27, 2025, we have outstanding borrowings of $639.1 million on the term loan. See Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.
ABL Revolver:
Our revolver payments, net of draws, used cash of $13.0 million in the thirty-nine weeks ended September 27, 2025, primarily used to fund the additional tariff costs in the current year.

37 | September 27, 2025 Form 10-Q

We drew approximately $77.0 million on our revolver, in the thirty-nine weeks ended September 28, 2024, primarily to fund seasonal inventory purchases along with the acquisitions of Koch and Intex. We were able to fully repay the draws during the thirty-nine weeks ended September 28, 2024 using cash generated from our operations. On a net basis, the activity on the revolver had no impact to our cash flows used for financing activities in the thirty-nine weeks ended September 28, 2024.
Stock Option Exercises:
In the thirty-nine weeks ended September 27, 2025 and thirty-nine weeks ended September 28, 2024 the Company received $1.2 million and $8.9 million from the exercise of stock options, respectively.
Share Repurchases:
In the thirteen and thirty-nine weeks ended September 27, 2025 the Company paid $3.2 million related to share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of September 27, 2025, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at September 27, 2025, after consideration of our SOFR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.3 million.

38 | September 27, 2025 Form 10-Q

FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $131.6 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of September 27, 2025. The foreign subsidiaries' net tangible assets were $79.3 million and the net intangible assets were $52.3 million as of September 27, 2025.
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

ITEM 4 - CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 27, 2025, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

39 | September 27, 2025 Form 10-Q

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
In 2025, the U.S. government announced tariffs on imports from countries from which we import products and components. Subsequent to the initial announcements, there have been changes to the effective dates and amounts, and as a result, we are unable to fully quantify the impact that tariffs, when ultimately enacted, will have on our results of operations given the dynamic tariff environment.
We estimate we source approximately 33% of our products from China, 33% from suppliers based in North America, and 33% from all other countries. Based on the current facts and tariff environment as of the date of this filing, we expect the tariffs to drive an increase in our net working capital and cost of sales. We have raised our prices to offset the tariff costs that are expected to increase our cost of sales, although these price increases could impact future demand for our products. We continue to analyze the impact of these actions and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs. Consistent with our normal course of business, we will continue exploring alternative suppliers in other countries to source quality products that provide the best value for our customers.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2025, all of which were completed through open market purchases (shares in whole numbers, dollars in thousands):

40 | September 27, 2025 Form 10-Q

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
June 29, 2025 - July 26, 2025	—	$—	—	$—
July 27, 2025 - August 23, 2025	97,184	9.88	97,184	99,040
August 24, 2025 - September 27, 2025	228,400	$9.65	325,584	$96,835
	325,584	$9.72	325,584
(1)On July 31, 2025, the Board of Directors of the Company authorized a share repurchase program of up to $100,000. The July 2025 authorization does not have a prescribed expiration date.
(2)Excludes excise taxes incurred on share repurchases.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. – OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
On August 22, 2025, Scott K. Moore, President, Robotics & Digital Solutions Division of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Moore’s Rule 10b5-1 Trading Plan, which has a term extending through November 24, 2026, provides for the sale of up to 32,036.1 shares of common stock pursuant to the terms of the plan.
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

41 | September 27, 2025 Form 10-Q

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

42 | September 27, 2025 Form 10-Q

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

43 | September 27, 2025 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

10.1*
Separation Agreement, dated September 16, 2025, by and between the Company and Scott C. Ride (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2025).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 filed with the Securities and Exchange Commission on November 4, 2025, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 27, 2025 and December 28, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended September 27, 2025 and the thirteen and thirty-nine weeks ended September 28, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 27, 2025 and the thirty-nine weeks ended September 28, 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and thirty-nine weeks ended September 27, 2025 and the thirteen and thirty-nine weeks ended September 28, 2024, and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract or any compensatory plan, contract or arrangement.

44 | September 27, 2025 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Principal Financial Officer}	(Chief Accounting Officer)
DATE: November 4, 2025

45 | September 27, 2025 Form 10-Q