Form 10-K
period 2025-12-27
Hillman Solutions Corp.
filed 2026-02-17
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2025
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $1,398 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
On February 13, 2026, 196,590,905 shares of common stock, par value $0.0001 per share, were issued and outstanding.
Documents Incorporated by Reference: Part III of this 10-K incorporates by reference certain information from the registrants definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

ITEM 1 - BUSINESS.
General
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman, which had net sales of approximately $1,552.2 million in 2025. Hillman sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys; builder's hardware; personal protective equipment, such as gloves and eye-wear; rope and chain; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.

2| December 27, 2025 Form 10-K

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
We provide products such as fasteners and related hardware items; threaded rod and metal shapes; keys and key duplication systems; builder's hardware; rope and chain; protective solutions, such as gloves, eye-wear, and cleaning rags; and identification items, such as tags and letters, numbers, and signs to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. We complement our extensive product selection with regular retailer visits by our field sales and service organization.
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
We currently manage a worldwide supply chain comprised of a large number of vendors, the largest of which accounted for approximately 7.6% of the Company's annual purchases and the top five of which accounted for approximately 17.2% of our annual purchases. Our vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

3| December 27, 2025 Form 10-K

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
Hardware and Protective Solutions generated approximately $1,194.0 million, $1,108.0 million and $1,090.5 million of revenues in the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
Robotics and Digital Solutions
Our Robotics and Digital Solutions segment consists primarily of software-enabled robotic key duplication and engraving solutions that are tailored to the unique needs of the consumer. Robotics and Digital Solutions products are located in high-foot traffic areas where retailers can provide consumers with on-the-spot, customized licensed and unlicensed key and engraving options. Our offerings include store associate assisted key duplication and self-service robotic engraving and key duplication kiosks; together with related software, systems, keys and key fobs. Our services include product and category management, merchandising services, and access to our proprietary robotic key duplicating and engraving software platforms and equipment.

4| December 27, 2025 Form 10-K

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
We retain ownership of the key duplicating equipment and market and sell keys. Our proprietary key offering features the universal blank which uses a “universal” keyway to replace up to five original equipment keys. We continually refresh the retailer’s key offerings by introducing decorated and licensed keys. Our key offering features decorative themes of art and popular licenses such as NFL, Disney, Breast Cancer Awareness, and Marvel to increase personalization, purchase frequency and average transaction value per key.
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
Robotics and Digital Solutions generated approximately $220.2 million, $216.7 million, and $229.5 million of revenues in the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
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
Our Canada segment generated approximately $138.1 million, $147.9 million and $156.5 million of revenues in the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
Markets and Customers
We sell our products to national accounts such as Home Depot, Lowe’s, Tractor Supply, Walmart, Menard’s, PETCO, and PetSmart. Our status as a national supplier of proprietary products to big box retailers allows us to develop a strong market position and high barriers to entry within our product categories.

5| December 27, 2025 Form 10-K

We service a wide variety of franchise and independent retail outlets. These individual dealers are typically members of the larger cooperatives, such as Ace Hardware and Do It Best Corp. We ship directly to the cooperative members' independent retail locations and also supply many items to the cooperative's central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman's in-store service. These arrangements concentrate credit risk and logistic expenses for us while also reducing central warehouse inventory and delivery costs for the cooperatives.
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
We sell our products to a large volume of customers, the top two of which accounted for approximately $674.3 million, or approximately 43% of our total revenues in 2025. For the year ended December 27, 2025, Home Depot was the single largest customer, representing approximately $349.9 million or 22.5% of our total revenues and Lowe's was the second largest customer at approximately $324.4 million or 20.9% of our total revenues. No other customer accounted for more than 10% of total revenues in 2025. In the years ended December 27, 2025, December 28, 2024 and December 30, 2023, we derived over 10% of our total revenues from Lowe's and Home Depot which operated in each of our operating segments. See Note 17 - Concentration of Credit Risks of the Notes to Consolidated Financial Statements for additional information.
Certain customers operate using a purchasing cooperative(s) business model. In this model, independently owned hardware stores make purchases directly from the Company and are invoiced through a billing arrangement with a cooperative. Under this arrangement, the Company would invoice and receive payment from the cooperative for the product shipped directly to the store, and the cooperative would be responsible for invoicing and collecting from the independently owned hardware store. Due to the nature of the cooperative billing arrangement, the risk of collection of the receivables generated by sales to these independently owned hardware stores is concentrated with the cooperative. The Company does not believe a sales concentration exists in these scenarios, as the independently owned hardware stores can continue to make purchases from the Company via a direct bill arrangement or via another purchasing cooperative. As of December 27, 2025 approximately 17.1% of the Company's accounts receivable was derived through the Ace Hardware purchasing cooperative. See Note 17 - Concentration of Credit Risks of the Notes to Consolidated Financial Statements for additional information.
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
Sales and Marketing
We believe that our primary competitive advantage is rooted in our ability to provide a greater level of customer service than our competitors. We partner with our customers to understand the unmet needs of consumers, design creative solutions, and commercialize those solutions, bringing them to life in both physical and digital channels through a tight alignment between the product management, marketing communications, and channel marketing functions. We provide best in class support and customer service at every touch point for our retail partners. Service is the hallmark of Hillman company-wide, employing 1,263 full-time and 122 part-time people on our sales and service team. The national accounts field service organization consists of approximately 819 employees and 153 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of our largest customers use Electronic Data Interchange (“EDI”) for processing of orders and invoices.
We employ what we believe to be the largest direct sales force in the industry. The sales force, which consists of approximately 257 employees and is managed by 34 field managers, focuses on the franchise and independent customers. The depth of the sales and service team enables us to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers' requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from our inside sales and customer service teams. On average, each sales representative is responsible for approximately 73 full service accounts that the sales representative calls on approximately every two weeks. These efforts allow the sales force to sell and support our product lines.

6| December 27, 2025 Form 10-K

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
Human Capital Resources
Employees
As of December 27, 2025, we had 3,986 full time and part time employees, none of which were covered by a collective bargaining agreement. In our opinion, employee relations are good.
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

SAFETY MEASURE[1]
Total Recordable Incident Rate (TRIR)	1.81
Days Away Restricted Transferred (DART)	1.02
1 Data spans 12 months between January 2025 and December 2025.
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

7| December 27, 2025 Form 10-K

products and our services. We are committed to creating equal opportunities for employment, and creating inclusive and diverse workplaces that allow our team to perform to their fullest potential.
Backlog
We do not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of our business. Our sales backlog from ongoing operations was approximately $21.2 million as of December 27, 2025 and approximately $26.0 million as of December 28, 2024. We expect to realize the entire December 27, 2025 backlog during fiscal 2026.
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

8| December 27, 2025 Form 10-K

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
Our two largest customers constituted approximately $674.3 million of net sales and $33.0 million of the year-end accounts receivable balance for 2025. Both of these customers are big box chain stores. Our results of operations depend greatly on our ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the changing retail landscape, this could have a negative effect on our results of operations. These two customers have been key components of our growth and failure to maintain fulfillment and service levels or relationships with these customers could result in a material loss of business. Our inability to penetrate new channels of distribution, including ecommerce, may also have a negative impact on our future sales and business (see Note 17 - Concentration of Credit Risks of the Notes to Consolidated Financial Statements for additional information).
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

9| December 27, 2025 Form 10-K

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
We import a majority of our products and rely on foreign sources, primarily China and Taiwan, to meet our supply demands at prices that support our current operating margins. Substantially all of our import operations are subject to customs requirements, tariffs, and quotas set by governments through mutual agreements or unilateral actions. The U.S. tariffs on steel, aluminum, and other imported goods have materially increased the costs of many of our foreign sourced products, and any escalation in the tariffs will increase the impact, including without limitation recent tariffs against goods imported from China, Mexico, and Canada enacted since February 1, 2025 by the Trump Administration and any retaliatory tariffs issued in response thereto.
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
We estimate we source approximately 33% of our products from China, 33% from suppliers based in North America, and 33% from all other countries. Based on the current facts and tariff environment as of the date of this filing, we expect the tariffs to continue to drive an increase in our net working capital and cost of sales. We have raised prices to offset the tariff costs, although these price increases could impact future demand for our products. We continue to analyze the impact of these actions and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs. Consistent with our normal course of business, we will continue exploring alternative suppliers in other countries to source quality products that provide the best value for our customers.
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

10| December 27, 2025 Form 10-K

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
Our operations are working capital intensive, and our inventories, accounts receivable, and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. During 2022, we saw increased lead times for ocean freight from Asia due to disruptions in the global supply chain, and we had to increase our inventory levels to maintain our high fill rates with our customers, which has increased our inventory costs and reduced our profitability. Our lead times and inventory levels normalized in 2023. However, there are no assurances that lead times will not increase in the future, and if we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.
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
•the imposition of duties and tariffs and other trade barriers, including without limitation recent tariffs against goods imported from China, Mexico, and Canada since February 1, 2025 by the Trump Administration and any retaliatory tariffs issued in response thereto;
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

11| December 27, 2025 Form 10-K

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
Complications with the design or implementation of our new enterprise resource planning ("ERP") system could adversely impact our business and operations.
We rely on various information systems and technology to manage our business. We are in the process of a multi-year implementation of a new ERP system. We expect the first phase of this project to be operationalized in mid

12| December 27, 2025 Form 10-K

2026, with future phases to follow. This ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality, provide timely information to the Company’s management team related to the operation of the business, and streamline internal controls over financial reporting. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully complete the implementation efforts without experiencing delays, increased costs, and other difficulties. Any reduction in efficiency or disruption could have a material adverse effect on our business and results of operations. If we are unable to successfully manage implementation efforts related to our new ERP system, our financial positions, results of operations and cash flows could be negatively impacted. Further, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely impacted.
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

13| December 27, 2025 Form 10-K

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
We have a significant amount of indebtedness. On December 27, 2025, our total indebtedness was $693.1 million, of which, $637.0 million is indebtedness issued under the term loan facility, and $20.1 million is indebtedness under finance lease and other obligations. The Company also has an asset-based revolving credit facility with aggregate commitments of up to $375.0 million, an outstanding balance of $36.0 million, and aggregate availability of $279.1 million as of December 27, 2025, subject to customary asset-backed loan borrowing base and availability provisions.
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
We may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facilities do not fully prohibit us from doing so. The senior secured credit facilities permit additional borrowing of up to $279.1 million as of December 27, 2025, subject to customary asset-backed loan borrowing base and availability provisions. If new debt is added to our current debt levels, the related risks that we now face could intensify.

14| December 27, 2025 Form 10-K

We rely on available borrowings under the Asset-Based Revolving credit facility (“ABL Revolver”) for cash to operate our business, and the availability of credit under the ABL Revolver may be subject to significant fluctuation.
In addition to cash we generate from our business, our principal existing source of cash is borrowings available under the ABL Revolver. Aggregate availability will be limited to the lesser of a borrowing base and $375.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the ABL Revolver is potentially subject to significant fluctuation, depending on the value of the borrowing base-eligible assets as of any measurement date. The inability to borrow under the ABL Revolver may adversely affect our liquidity, financial position and results of operations. As of December 27, 2025, the ABL Revolver had an outstanding balance of $36.0 million and had outstanding letters of credit of $3.3 million, with $279.1 million of available borrowings as a source of liquidity based on the customary asset-backed loan borrowing base and availability provisions.
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
Certain aspects of our credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, or undertake certain other business activities. In particular, our minimum allowed fixed charge coverage ratio requirement is 1.0x as of December 27, 2025. A breach of the covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
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

15| December 27, 2025 Form 10-K

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
We source many products from China and other Asian countries for resale in other regions. To the extent that the U.S. dollar declines relative to the CNY or other currencies, we may experience cost increases on such purchases. The U.S. dollar decreased in value relative to the CNY by 4.0% in 2025, increased by 2.8% in 2024 and increased by 2.9% in 2023. Significant appreciation of the CNY or other currencies in countries where we source our products could adversely impact our profitability. In addition, our foreign subsidiaries in Canada and Mexico may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. We may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases which may adversely impact our results of operations.
If we were required to write down all or part of our goodwill or indefinite-lived trade names, our financial condition and results of operations could be materially adversely affected.
We have $830.7 million of goodwill and $85.3 million of indefinite-lived trademarks recorded on our accompanying Consolidated Balance Sheets at December 27, 2025. We are required to periodically determine if our goodwill or indefinite-lived trademarks have become impaired, in which case we would write down the impaired portion.
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

16| December 27, 2025 Form 10-K

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

17| December 27, 2025 Form 10-K

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

18| December 27, 2025 Form 10-K

ITEM 2 – PROPERTIES.
As of December 27, 2025, our principal office, manufacturing, and distribution properties were as follows:

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

19| December 27, 2025 Form 10-K

ITEM 3 - LEGAL PROCEEDINGS.
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Dispute with Kiosk Development Partner
On December 16, 2024, the Company entered into a settlement agreement with a kiosk development partner (the “Kiosk Partner”), pursuant to which the Company paid the Kiosk Partner a $5 million settlement on December 30, 2024 to resolve all claims and disputes alleged by the Kiosk Partner. The Kiosk Partner’s claims alleged that, among other things, the Company failed to pay certain per key royalty fees to the Kiosk Partner allegedly owed under a joint development agreement dating back over 10 years ago. Though the Company believes it had strong defenses to the claims made by the Kiosk Partner, the Company opted to settle the matter before litigation was filed in order to avoid the cost and uncertainty of protracted litigation.

ITEM 4 – MINE SAFETY DISCLOSURES.
Not Applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock Data
The Company's common stock is traded on The Nasdaq Stock Market under the symbol 'HLMN'. There were approximately 18 holders of record of common stock as of February 12, 2026. In addition to holders of record of our common stock, there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.
Dividends
The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 11 - Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information.

20| December 27, 2025 Form 10-K

Stock Price Performance

Comparison of Cumulative Total Return
300
200
100
0
12/26/20
12/25/21
12/31/22
12/30/23
12/28/24
12/27/25
Hillman Solutions Corp.
Russell 2000 Index
Dow Jones US Industrial Suppliers Index

	December 26, 2020	December 25, 2021	December 31, 2022	December 30, 2023	December 28, 2024	December 27, 2025
Hillman Solutions Corp.	100.0	102.5	70.4	110.1	95.7	88.8
Russell 2000 Index	100.0	111.9	87.9	101.2	112.0	126.5
Dow Jones US Industrial Suppliers Index	100.0	126.4	110.9	161.9	182.5	204.8
The graph above compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Russell 2000 Index and the Dow Jones US Industrial Suppliers Index. The graph assumes an initial investment of $100 in our common stock at the market close on the last trading day of our fiscal year ended December 26, 2020, and the points on the graph represent the value on the last trading day of each of our last 5 fiscal years. Data for the Russell 2000 Index and the Dow Jones US Industrial Suppliers Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.
Unregistered Sales of Equity Securities
We did not issue or sell any unregistered equity securities during the year ended December 27, 2025.
Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2025, all of which were completed through open market purchases (shares in whole numbers, dollars in thousands):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
September 28, 2025 - October 25, 2025	205,061	$9.29	530,645	$94,926
October 26, 2025 - November 22, 2025	471,196	$8.61	1,001,841	$90,870
November 23, 2025 - December 27, 2025	367,727	$8.95	1,369,568	$87,577
	1,043,984	$8.86	1,369,568
(1)On July 31, 2025, the Board of Directors of the Company authorized a share repurchase program of up to $100,000. The July 2025 authorization does not have a prescribed expiration date.
(2)Excludes excise taxes incurred on share repurchases.

21| December 27, 2025 Form 10-K

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
Executive Overview and Trends in our Business
Net sales during 2025 increased by 5.4% when compared to 2024. Driving our performance for the year was the net sales contributions from new business wins, along with the contribution of net sales from the Intex DIY acquisition, which closed in August 2024, and the contribution of price increases, which were implemented during the year to offset an increase in costs related to tariffs. These contributions to net sales were offset by the soft home improvement market during the year. Hardware and Protective Solutions, our largest segment making up 76.9% of our net sales, led the way with an increase of 7.8%, while our Robotics and Digital Solutions segment returned to growth during 2025 contributing 1.6%. Partially offsetting this growth was a decline in our Canadian business segment.
Products across our business are primarily used by DIYers and professionals shopping at our customers' retail locations for repair, maintenance, and remodel projects. Because repair and maintenance projects are beneficial and often necessary no matter the economic environment, we believe our business is generally resilient to economic downturns. However, remodel projects are more dependent upon macroeconomic variables, including existing home sales. According to the National Association of Realtors, existing home sales in the U.S. for 2025 were unchanged from 2024, which marked a 30-year low, totaling 4.1 million. This was a headwind for our top line results during the year.
Our competitive moat, which consists of our 1,200 member field sales and service team, our ability to ship direct to the retail locations of our customers rather than their distribution network, and our 60+ years of experience set us apart from the competition. As such, we launched multiple new business wins during the year and we won vendor of the year awards from Do It Best and Home Depot Canada. We continue to focus on taking great care of our customers which has been a key focus on the company for over 60-years.
We are pleased with our top and bottom line results during 2025, as both were records for Hillman. Producing record top and bottom line results while successfully managing the dynamic and complex tariff situation is a testament to our team. Looking to 2026, we remain committed to driving value for our stakeholders, taking great care of our customers, and continuing to grow our business.
Impact of Global Economic Conditions on our Results of Operation
Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers. Changes in current economic conditions, including inflationary pressures in the cost of inventory, transportation, and employee compensation, foreign currency volatility, and interest rates, have impacted consumer discretionary income levels and spending. Consumer discretionary income levels and spending impact the purchasing trends of our products by our retail customers. Any adverse trends in discretionary income and consumer spending could have a material adverse effect on our business or operating results.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a majority of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins

22| December 27, 2025 Form 10-K

decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar decreased in value relative to the CNY by approximately by 4.0% in 2025, increased by 2.8% in 2024, and increased by 2.9% in 2023. The U.S. dollar decreased in value relative to the Taiwan dollar by approximately 4.2% in 2025, increased by 7.1% in 2024, and decreased by 0.4% in 2023.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar decreased in value relative to the Canadian dollar by approximately 5.2% in 2025, increased by 9.0% in 2024, and decreased by 2.4% in 2023.
We import products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products. Recent tariffs against goods imported from China, Mexico, and Canada enacted since February 1, 2025 by the Trump Administration and any retaliatory tariffs issued in response thereto, have also caused us to increase prices on affected products.
Recent developments
Tariff Environment
In 2025, the U.S. government announced tariffs on imports from countries from which we import products and components. Additionally, other countries have announced their own tariffs. We estimate we source approximately 33% of our products from China, 33% from suppliers based in North America, and 33% from all other countries. Tariffs have resulted in an increase in our net working capital and cost of sales. We have raised our prices to offset the tariff costs, although these price increases could impact future demand for our products. We continue to analyze the impact of these actions and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs. Consistent with our normal course of business, we will continue exploring alternative suppliers in other countries to source quality products that provide the best value for our customers.
Segment Realignment
In the second quarter of 2025, the Company realigned its Hardware and Protective Solutions segment to include the sales of accessories, which are now managed by the Hardware and Protective Solutions leadership team. Previously, accessories were included under the Robotics and Digital Solutions segment leadership team. See Note 18 - Segment Reporting and Geographic Information of the Notes to Consolidated Financial Statements for additional information.
Share Repurchases
On July 31, 2025, the Board of Directors of the Company authorized a share repurchase program of up to $100.0 million (the “Repurchase Program”) of the Company's common stock. The company has repurchased a total of 1.4 million shares for $12.4 million as of December 27, 2025. See Note 10 - Equity and Accumulated Other Comprehensive Loss of the Notes to Consolidated Financial Statements for additional information.
Financial Summary and Other Key Metrics
Fiscal 2025 and 2024 consisted of 252 shipping days. Shipping days are defined as non-holiday week-days, Monday through Friday of each week of the fiscal year.
•Net sales for the year ended December 27, 2025 were $1,552.2 million compared to net sales of $1,472.6 million for the year ended December 28, 2024, an increase of approximately $79.6 million or 5.4%.

23| December 27, 2025 Form 10-K

•Net income improved to $40.3 million, or $0.20 per diluted share, compared to net income of $17.3 million, or $0.09 per diluted share for the year ended December 28, 2024.
•Adjusted EBITDA(1) totaled $275.3 million versus $241.8 million in the year ended December 28, 2024.
(1) Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income (loss) to Adjusted EBITDA.
Results of Operations
The following table shows the results of operations for the years ended December 27, 2025, December 28, 2024 and December 30, 2023.

	Year Ended December 27, 2025		Year Ended December 28, 2024		Year Ended December 30, 2023
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,552,224	100.0%	$1,472,595	100.0%	$1,476,477	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	795,875	51.3%	764,691	51.9%	828,956	56.1%
Selling, warehouse, general and administrative expenses	502,000	32.3%	488,702	33.2%	452,110	30.6%
Depreciation	79,870	5.1%	68,766	4.7%	59,331	4.0%
Amortization	61,232	3.9%	61,274	4.2%	62,309	4.2%
Other (income) expense, net	(722)	—%	361	—%	12,843	0.9%
Income from operations	113,969	7.3%	88,801	6.0%	60,928	4.1%
Interest expense, net	56,467	3.6%	59,241	4.0%	68,310	4.6%
Refinancing costs	906	0.1%	3,008	0.2%	—	—%
Income (loss) before income taxes	56,596	3.6%	26,552	1.8%	(7,382)	(0.5)%
Income tax expense	16,291	1.0%	9,297	0.6%	2,207	0.1%
Net income (loss)	$40,305	2.6%	$17,255	1.2%	$(9,589)	(0.6)%

Adjusted EBITDA (1)	275,317	17.7%	241,753	16.4%	219,360	14.9%
(1)    Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from Net income (loss) to Adjusted EBITDA.
Net Sales
Net Sales by Product Line

					2025 vs. 2024				2024 vs. 2023
	2025	% of Net Sales	2024	% of Net Sales	$ Change	% Change	2023	% of Net Sales	$ Change	% Change
Fastening and Hardware	$1,051,361	67.7%	$1,016,483	69.0%	34,878	3.4%	$1,021,803	69.2%	(5,320)	(0.5)%
Personal Protective	270,937	17.5%	229,925	15.6%	41,012	17.8%	216,403	14.7%	13,522	6.2%
Keys and Key Fobs	188,954	12.2%	178,083	12.1%	10,871	6.1%	186,031	12.6%	(7,948)	(4.3)%
Engraving and Resharp	40,972	2.6%	48,104	3.3%	(7,132)	(14.8)%	52,240	3.5%	(4,136)	(7.9)%
Consolidated	$1,552,224		$1,472,595		$79,629		$1,476,477		$(3,882)
See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a reconciliation of net sales by product line to net sales by operating segment.

24| December 27, 2025 Form 10-K

Net Sales by Segment

					2025 vs. 2024				2024 vs. 2023
	2025	% of Net Sales	2024	% of Net Sales	$ Change	% Change	2023	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$1,193,957	76.9%	$1,107,993	75.2%	$85,964	7.8%	$1,090,473	73.9%	$17,520	1.6%
Robotics and Digital Solutions	220,157	14.2%	216,701	14.7%	3,456	1.6%	229,546	15.5%	(12,845)	(5.6)%
Canada	138,110	8.9%	147,901	10.0%	(9,791)	(6.6)%	156,458	10.6%	(8,557)	(5.5)%
Consolidated	$1,552,224		$1,472,595		$79,629		$1,476,477		$(3,882)

Hardware and Protective Solutions revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, and personal protective equipment such as gloves and eye-wear as well as accessories and in-store merchandising services for the related product category.
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
Net sales increased $79.6 million in total during 2025. The increase in net sales was primarily driven by the factors described below:
Hardware and Protective Solutions increased $86.0 million due to the following:
•Hardware sales increased $45.9 million primarily driven by $59.4 million in price increases offset by $13.9 million in reduced volume driven by market softness.
•Protective equipment sales increased by $40.0 million primarily driven by $40.5 million of net sales added by the acquisition of Intex. Additionally, sales were impacted by price increases of $9.5 million offset by $9.5 million in reduced volume.
Robotics and Digital Solutions sales increased $3.5 million primarily driven by $14.3 million in price increases offset by $11.2 million in reduced volume.
Canada net sales decreased by $9.8 million primarily due to volume decreases of $4.8 million, an unfavorable impact of the exchange rate from Canadian dollars to U.S. dollars of $2.8 million, and price decreases of $2.2 million.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

					2025 vs. 2024				2024 vs. 2023
	2025	% of Segment Net Sales	2024	% of Segment Net Sales	$ Change	% Change	2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$654,836	54.8%	$617,689	55.7%	$37,147	6.0%	$667,072	61.2%	$(49,383)	(7.4)%
Robotics and Digital Solutions	59,817	27.2%	60,233	27.8%	(416)	(0.7)%	64,389	28.1%	(4,156)	(6.5)%
Canada	81,222	58.8%	86,769	58.7%	(5,547)	(6.4)%	97,495	62.3%	(10,726)	(11.0)%
Consolidated	$795,875		$764,691		$31,184		$828,956		$(64,265)
Hardware and Protective Solutions cost of sales as a percentage of net sales decreased primarily due to the timing of price increases driven by higher tariff costs. During 2025, we began taking pricing actions with our customers to align with the additional tariff costs we paid in 2025. We expect higher tariff expense to be included in our cost of sales as we sell through the inventory purchased prior to the new tariffs and transition to selling inventory purchased after the new tariffs. These were partially offset by a higher mix of Protective Solutions sales which generally have higher costs than Hardware Solutions products.
Our Robotics and Digital Solutions cost of sales as a percentage of net sales decreased primarily due to the impact of price increases and sales mix.
Canada cost of sales as a percentage of net sales was comparable to prior year.

25| December 27, 2025 Form 10-K

Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

					2025 vs. 2024				2024 vs. 2023
	2025	% of Segment Net Sales	2024	% of Segment Net Sales	$ Change	% Change	2023	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$360,570	30.2%	$348,532	31.5%	$12,038	3.5%	$317,177	29.1%	$31,355	9.9%
Robotics and Digital Solutions	95,600	43.4%	92,813	42.8%	2,787	3.0%	90,239	39.3%	2,574	2.9%
Canada	45,830	33.2%	47,357	32.0%	(1,527)	(3.2)%	44,694	28.6%	2,663	6.0%
Consolidated	$502,000		$488,702		$13,298		$452,110		$36,592
Hardware and Protective Solutions SG&A increased in 2025 due to the following:
•Selling expense increased by $9.6 million primarily due to increased compensation and benefit expense.
•Warehouse expense increased $1.9 million due to inflation in shipping costs along with rent and maintenance. Additionally, warehouse expense includes $1.0 million in costs incurred related to our Cincinnati, Ohio distribution center consolidation project.
•General and administrative (“G&A”) increased by $0.5 million. The increase was primarily driven by an increased investment into information technology along with increased compensation and benefit expenses and legal fees. These current year increases were partially offset by lower bad debt expense in 2025 relative to 2024. The year ended December 28, 2024 included a write off of $8.4 million of accounts receivable, net, due to True Value declaring bankruptcy.
Robotics and Digital Solutions SG&A increased in 2025 due to the following:
•Selling expense increased by $6.4 million primarily due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•Warehouse expense increased by $1.4 million due to inflation in labor and shipping costs.
•G&A decreased by $5.0 million. The decrease was primarily due to a $5.0 million settlement agreement with a kiosk development partner in 2024 (see Note 15 - Commitments and Contingencies).
Canada SG&A decreased in 2025 due to the following:
•Selling expense decreased $0.3 million primarily due to lower severance costs in the current year as relative to 2024.
•Warehouse expense decreased $0.9 million primarily due to lower sales volumes along with improved operational efficiencies in addition to lower severance costs in the current year as relative to 2024 due to restructuring activities in the prior year.
•G&A was comparable to prior year.
Other Operating Expenses
Depreciation expense increased $11.1 million due to increased capital spend on merchandising racks along with key duplication kiosks.
Amortization expense was comparable to prior year.
In the year ended December 27, 2025, other (income) expense, net consisted primarily of a $0.2 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 14 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information) along with income from certain rebates received. In the year ended December 28, 2024, other expense (income), net consisted primarily of an exchange rate loss of $0.9 million and a $0.2 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. Offsetting these losses was income from certain rebates received.

26| December 27, 2025 Form 10-K

Income from Operations

			2025 vs. 2024			2024 vs. 2023
	2025	2024	$ Change	% Change	2023	$ Change	% Change
Hardware and Protective Solutions	$90,553	$60,138	$30,415	50.6%	$11,644	$48,494	416.5%
Robotics and Digital Solutions	17,322	20,549	(3,227)	(15.7)%	39,676	(19,127)	(48.2)%
Canada	6,094	8,114	(2,020)	(24.9)%	9,608	(1,494)	(15.5)%
Total segment income from operations	$113,969	$88,801	$25,168	28.3%	$60,928	$27,873	45.7%
Income from operations in our Hardware and Protective Solutions segment increased $30.4 million due to the changes in net sales, cost of sales, SG&A expense, and other (income) expense, net described above. Depreciation expense increased by $6.3 million due to increased capital spend on merchandising racks and facility relocations completed in the prior year.
Income from operations in our Robotics and Digital Solutions segment decreased by $3.2 million primarily due to the changes in net sales, cost of sales, and SG&A expenses described above and a $4.8 million increase in depreciation expense associated with increased capital spend on key machines. Offsetting this increased expense was a gain of $0.5 million in other (income) expense driven by the changes in revaluation of the contingent consideration.
Canada's income from operations decreased by $2.0 million primarily due to the changes in net sales, cost of sales, and SG&A expenses described above. Canada also recorded exchange rate loss of $0.1 million in 2025 compared to a loss of $0.7 million in 2024.
Income (Loss) Before Income Taxes
Interest expense, net, decreased $2.8 million primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2025 (see Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information).
Income Taxes:
For the years ended December 27, 2025 and December 28, 2024 the effective income tax rate was 28.8% and 35.0%, respectively. The Company recorded an income tax provision for the year ended December 27, 2025 of $16.3 million, and an income tax provision for the year ended December 28, 2024 of $9.3 million.
In 2025, the Company's effective tax rate differed from the U.S. federal statutory tax rate due to certain non-deductible expenses. In addition, the effective tax rate differed due to state and foreign income taxes and our federal research and development credit.
In 2024, the Company's effective tax rate differed from the U.S. federal statutory tax rate primarily due to certain non-deductible expenses. In addition, the effective tax rate differed due to state and foreign income taxes and withholding taxes on distributions from our Canadian subsidiary.
Year Ended December 28, 2024 vs Year Ended December 30, 2023
For a comparison of our results of operations for fiscal 2024 to fiscal 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for fiscal 2024.

27| December 27, 2025 Form 10-K

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
The following table presents a reconciliation of Net income (loss), the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Net income (loss)	$40,305	$17,255	$(9,589)
Income tax expense	16,291	9,297	2,207
Interest expense, net	56,467	59,241	68,310
Depreciation	79,870	68,766	59,331
Amortization	61,232	61,274	62,309
EBITDA	$254,165	$215,833	$182,568

Stock compensation expense	14,246	13,463	12,004
Restructuring and other costs(1)	4,058	2,978	3,031
Litigation expense (2)	1,950	5,000	339
Transaction and integration expense (3)	232	1,243	1,754
Change in fair value of contingent consideration	(240)	228	(4,936)
Refinancing costs (4)	906	3,008	—
Impairment charges (5)	—	—	24,600
Adjusted EBITDA	$275,317	$241,753	$219,360

(1)Restructuring and other costs includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities. 2024 and 2023 include costs associated with the Cybersecurity Incident that occurred in May 2023, see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information.
(2)Litigation expense includes an accrual for the tentative settlement of a California wage-hour class action / Private Attorneys General Act (PAGA) claim in 2025 along with a settlement and legal fees paid in association with a dispute with a kiosk development partner in 2024, and litigation with the Hy-Ko Products Company LLC litigation (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
(3)Transaction and integration expense includes professional fees and other costs related to acquisition activity, including without limitation the Koch Industries, Inc. and Intex DIY, Inc acquisitions and the CCMP secondary offerings in 2023.
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
The following tables present a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in thousands). Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation:

28| December 27, 2025 Form 10-K

Year Ended December 27, 2025	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$90,553	$17,322	$6,094
Depreciation and amortization	88,829	47,390	4,883
Stock compensation expense	12,080	1,144	1,022
Restructuring and other costs	2,783	120	1,155
Litigation expense	1,780	170	—
Transaction and integration expense	225	7	—
Change in fair value of contingent consideration	—	(240)	—
Adjusted EBITDA	$196,250	$65,913	$13,154

Year Ended December 28, 2024	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$60,138	$20,549	$8,114
Depreciation and amortization	82,446	42,661	4,933
Stock compensation expense	11,562	1,117	784
Restructuring and other costs	340	689	1,949
Litigation expense	—	5,000	—
Transaction and integration expense	1,212	31	—
Change in fair value of contingent consideration	—	228	—
Adjusted EBITDA	$155,698	$70,275	$15,780

Year Ended December 30, 2023	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$11,644	$39,676	$9,608
Depreciation and amortization	76,757	40,055	4,828
Stock compensation expense	10,204	1,035	765
Restructuring and other costs	2,582	339	110
Litigation expense	—	339	—
Transaction and integration expense	1,594	160	—
Impairment charges	24,600	—	—
Change in fair value of contingent consideration	—	(4,936)	—
Adjusted EBITDA	$127,381	$76,668	$15,311
Liquidity and Capital Resources:
The following table presents the key categories of our consolidated statements of cash flows:

	Year Ended December 27, 2025	Year Ended December 28, 2024	$ Change	Year Ended December 30, 2023	$ Change
Net cash provided by operating activities	$105,185	$183,336	$(78,151)	$238,035	$(54,699)
Net cash used for investing activities	(70,351)	(143,397)	73,046	(67,852)	(75,545)
Net cash used for financing activities	(52,220)	(39,268)	(12,952)	(161,976)	122,708
Net (decrease) increase in cash and cash equivalents	(17,234)	5,957	(23,191)	7,472	(1,515)

29| December 27, 2025 Form 10-K

Operating Cash Flows:
Operating cash flows for the year ended December 27, 2025 were unfavorably impacted by increases in the costs of inventory and other accrued liabilities due to the recently enacted tariffs.
Operating cash flows for the year ended for the year ended December 28, 2024 were unfavorably impacted by increases in accounts receivable due to accounts receivable generated by the Koch business post acquisition. Additionally, we saw increased accrued liabilities due to the timing of inventory purchases and payments. Finally, in 2024 we saw increases in accrued incentive compensation which favorably impacted our cash flow from operating activities.
Investing Cash Flows:
Capital Expenditures:
Cash of $70.1 million, $85.2 million, and $65.8 million, was used in the years ending December 27, 2025, December 28, 2024 and December 30, 2023, respectively, to invest in new key duplicating kiosks and machines and merchandising racks.
Acquisitions:
In 2025, the Company did not complete any new acquisitions. In 2024, the Company completed its acquisitions of Koch Industries, Inc and Intex DIY, Inc for a total purchase price of $23.8 million and $34.1 million, respectively (see Note 5 - Acquisitions of the Notes to Consolidated Financial Statements for additional information).
Financing Cash Flows:
Term Loan:
The Company used $8.5 million of cash for principal payments on the senior term loan. As of December 27, 2025, we have outstanding borrowings of $637.0 million on the term loan. In 2024 the Company used $106.4 million of cash for principal payments on the senior term loan, including a $100.0 million prepayment against the outstanding term loan balance without payment of a premium or penalty. See Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
ABL Revolver:
Our revolver draws, net of repayments, used cash of $26.0 million in the year ended December 27, 2025 primarily used to fund the additional tariff costs in the current year. During the year ended December 28, 2024, our revolver repayments, net of draws, provided cash of $62.0 million as part of the Company's initiative to pay down the term loan along with the acquisitions of Koch and Intex.
Treasury Stock:
In the year ended December 27, 2025, the Company repurchased $12.4 million of its common stock, see Note 10 - Equity and Accumulated Other Comprehensive Loss of the Notes to Consolidated Financial Statements for additional information.
Stock Option Exercises:
In the years ended December 27, 2025, December 28, 2024, and December 30, 2023, the Company received $1.2 million, $9.7 million, and $2.2 million, respectively, from the exercise of stock options.
Liquidity:
We believe that projected cash flows from operations and ABL Revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. As of December 27, 2025, the ABL Revolver had an outstanding balance of $36.0 million and had outstanding letters of credit of $3.3 million, leaving $279.1 million of available borrowings as a source of liquidity. Our material cash requirements for known contractual obligations include, debt, and lease obligations, each of which are discussed in more detail earlier in this section and in the footnotes to consolidated financial statements, along with capital expenditures. Our future investments

30| December 27, 2025 Form 10-K

will depend primarily on the builds of new key duplicating kiosks and machines, merchandising racks, and IT projects that we undertake and the timing of these expenditures.
We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current distribution needs and are fulfilled by our suppliers within the short term.
Our working capital (current assets minus current liabilities) position of $388.9 million as of December 27, 2025 represents an increase of $69.4 million from the December 28, 2024 level of $319.5 million driven primarily by the impact of tariff costs and related increases in receivables driven by increased prices. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets, could impact our capital resources and liquidity in the future.
Related Party Transactions:
The information required by this Item is set forth in the section entitled Related Party Transactions in the 2026 Proxy Statement and is hereby incorporated by reference into this Form 10-K.
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
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the standard cost method, which approximates the first-in-first-out “FIFO” method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our excess and obsolete inventory reserve. However, if our estimates regarding excess and obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 5% difference in actual excess and obsolete inventory reserved for at December 27, 2025 would have affected net earnings by approximately $1.6 million in fiscal 2025.
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
Our annual impairment assessment is performed for the reporting units as of October 1. In 2025, 2024, and 2023, with the assistance of an independent third-party specialist, management assessed the value of our reporting units based on a based on a discounted cash flow model and a guideline public company method. Assumptions critical to our fair value estimates under the discounted cash flow model include the projected net sales and EBITDA growth rates and the discount rates. The results of the quantitative assessments in 2025, 2024, and 2023 indicated that the fair value of each reporting unit was in excess of its carrying value.
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

31| December 27, 2025 Form 10-K

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
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges. As of December 27, 2025, the carrying value of our largest reporting unit, Hardware Solutions, goodwill was $450.9 million.
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
Based on our exposure to variable rate borrowings at December 27, 2025, after consideration of our SOFR floor rates and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.1 million.
Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $134.7 million net asset value of our Canadian and Mexican subsidiaries as of December 27, 2025. The foreign subsidiaries' net tangible assets were $81.7 million and the net intangible assets were $52.9 million as of December 27, 2025.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 13 - Derivatives and Hedging of the Notes to Consolidated Financial Statements.

32| December 27, 2025 Form 10-K

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

33| December 27, 2025 Form 10-K

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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 27, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on its assessment, our management has concluded that our internal control over financial reporting was effective, as of December 27, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management's assessment with the Audit Committee of Hillman Solutions Corp.

/s/ JON MICHAEL ADINOLFI		/s/ ROBERT O. KRAFT

Jon Michael Adinolfi		Robert O. Kraft
President and Chief Executive Officer		Chief Financial Officer
Dated:	February 17, 2026	Dated:	February 17, 2026

34| December 27, 2025 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hillman Solutions Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hillman Solutions Corp. and subsidiaries (the "Company") as of December 27, 2025 and December 28, 2024, the related consolidated statements of comprehensive income (loss), cash flows, and stockholders' equity, for each of the three years in the period ended December 27, 2025, and the related notes and the financial statement schedule II - Valuation Accounts (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill – Hardware Solutions Reporting Unit – Refer to Note 2 to the Financial Statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to their respective carrying values.
The Company used both a discounted cash flow model and a guideline public company method to estimate the fair value of the Hardware Solutions (“HS”) reporting unit. The discounted cash flow model requires management to make significant estimates and assumptions including projected net sales and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) growth rates and the discount rate. The guideline public company method requires the use of market price data of guideline public companies to estimate the fair value of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the

35| December 27, 2025 Form 10-K

reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $830.7 million as of December 27, 2025, of which $450.9 million was allocated to the HS reporting unit. The estimated fair value of the HS reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
We identified the Company’s valuation of goodwill for the HS reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of certain of management’s estimates and assumptions, particularly related to projected net sales and EBITDA growth rates as well as the selection of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimates of projected net sales and EBITDA growth rates and the selection of the discount rate used by management to estimate the fair value of the HS reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Hardware Solutions reporting unit, such as controls related to management’s forecasts of projected net sales and EBITDA growth rates and selection of the discount rate.
•We evaluated management’s ability to accurately forecast projected net sales and EBITDA growth rates by comparing actual results to management’s historical forecasts.
•We performed a sensitivity analysis of the projected net sales and EBITDA growth rates and selected discount rate, which included their impact on cash flows.
•We evaluated the reasonableness of management’s projected net sales and EBITDA growth rates by comparing the forecasts to (1) historical net sales and EBITDA growth rates, (2) underlying analysis detailing business strategies and growth plans, (3) internal communications to management and the Board of Directors, and (4) industry reports for the Company and certain of its peer companies.
•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methodologies utilized, along with the discount rate and long-term net sales growth rate selected by:
◦Testing the source information underlying the determination of the discount rate and long-term net sales growth rate, including the mathematical accuracy of the calculation.
◦Developing a range of independent estimates for the discount rate and compared it to the rate selected by management.
◦Utilizing industry and market-specific growth trends to assess the reasonableness of the long-term net sales growth rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 17, 2026

We have served as the Company's auditor since 2022.

36| December 27, 2025 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$27,276	$44,510
Accounts receivable, net of allowances of $1,944 ($2,827 - 2024)	114,926	109,788
Inventories, net	485,938	403,673
Other current assets	18,342	15,213
Total current assets	646,482	573,184
Property and equipment, net of accumulated depreciation of $428,726 ($376,150 - 2024)	231,482	224,174
Goodwill	830,747	828,553
Other intangibles, net of accumulated amortization of $592,748 ($530,398 - 2024)	546,171	605,859
Operating lease right of use assets	75,152	81,708
Other assets	26,160	17,025
Total assets	$2,356,194	$2,330,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$141,662	$139,057
Current portion of debt and finance lease obligations	14,830	12,975
Current portion of operating lease liabilities	17,947	16,850
Accrued expenses:
Salaries and wages	35,790	34,977
Pricing allowances	8,098	7,651
Income and other taxes	9,466	10,377
Other accrued expenses	29,766	31,843
Total current liabilities	257,559	253,730
Long-term debt	668,337	691,726
Deferred tax liabilities	131,870	124,611
Operating lease liabilities	63,459	71,474
Other non-current liabilities	6,462	6,591
Total liabilities	1,127,687	1,148,132

Commitments and Contingencies (Note 15)	—	—
Stockholders' equity:
Common stock, 0.0001 par, 500,000,000 shares authorized, 197,857,100 and 196,487,532 issued and outstanding at December 27, 2025, respectively and 196,705,710 issued and outstanding at December 28, 2024	20	20
Treasury stock, at cost, 1,369,568 shares at December 27, 2025	(12,423)	—
Additional paid-in capital	1,457,422	1,442,958
Accumulated deficit	(178,646)	(218,951)
Accumulated other comprehensive loss	(37,866)	(41,656)
Total stockholders' equity	1,228,507	1,182,371
Total liabilities and stockholders' equity	$2,356,194	$2,330,503
The Notes to Consolidated Financial Statements are an integral part of these statements.

37| December 27, 2025 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE Income (LOSS)
(dollars in thousands)

	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Net sales	$1,552,224	$1,472,595	$1,476,477
Cost of sales (exclusive of depreciation and amortization shown separately below)	795,875	764,691	828,956
Selling, warehouse, and general and administrative expenses	502,000	488,702	452,110
Depreciation	79,870	68,766	59,331
Amortization	61,232	61,274	62,309
Other (income) expense, net	(722)	361	12,843
Income from operations	113,969	88,801	60,928
Interest expense, net	56,467	59,241	68,310
Refinancing costs	906	3,008	—
Income (loss) before income taxes	56,596	26,552	(7,382)
Income tax expense	16,291	9,297	2,207
Net income (loss)	$40,305	$17,255	$(9,589)

Basic income (loss) per share	$0.20	$0.09	$(0.05)
Weighted average basic shares outstanding	197,451	196,108	194,722

Diluted income (loss) per share	$0.20	$0.09	$(0.05)
Weighted average diluted shares outstanding	199,480	198,915	194,722

Net income (loss) from above	$40,305	$17,255	$(9,589)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,796	(16,471)	4,801
Hedging activity	(3,006)	2,635	(11,597)
Total other comprehensive income (loss)	3,790	(13,836)	(6,796)
Comprehensive income (loss)	$44,095	$3,419	$(16,385)

The Notes to Consolidated Financial Statements are an integral part of these statements.

38| December 27, 2025 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Cash flows from operating activities:
Net income (loss)	$40,305	$17,255	$(9,589)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,102	130,040	121,640
Loss (gain) on dispositions of property and equipment	73	56	(34)
Impairment charges	—	—	24,600
Deferred income taxes	4,717	(5,038)	(8,693)
Deferred financing and original issue discount amortization	5,021	5,065	5,323
Loss on debt restructuring	906	3,008	—
Cash paid to third parties in connection with debt restructuring	(906)	(1,554)	—
Stock-based compensation expense	14,246	13,463	12,004
Customer bankruptcy reserve	—	8,640	—
Change in fair value of contingent consideration	(240)	228	(4,936)
Changes in operating items:
Accounts receivable	(4,121)	(4,545)	(15,898)
Inventories	(79,432)	8,710	103,660
Other assets	(14,980)	(6,004)	3,068
Accounts payable	1,689	(7,784)	8,029
Accrued salaries and wages	711	12,707	6,750
Other accrued liabilities	(3,906)	9,089	(7,889)
Net cash provided by operating activities	105,185	183,336	238,035
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(57,900)	(1,700)
Capital expenditures	(70,100)	(85,219)	(65,769)
Other investing activities	(251)	(278)	(383)
Net cash used for investing activities	(70,351)	(143,397)	(67,852)
Cash flows from financing activities:
Repayments of senior term loans	(8,512)	(106,383)	(88,510)
Borrowings of revolving credit loans	131,000	177,000	178,000
Repayments of revolving credit loans	(157,000)	(115,000)	(250,000)
Repurchases of common stock	(12,423)	—	—
Financing fees	—	(33)	—
Principal payments under finance lease obligations	(5,683)	(3,682)	(2,410)
Proceeds from exercise of stock options	1,207	9,657	2,167
Payments of contingent consideration	(265)	(260)	(1,232)
Other financing activities	(544)	(567)	9
Net cash used for financing activities	(52,220)	(39,268)	(161,976)
Effect of exchange rate changes on cash	152	5,286	(735)
Net (decrease) increase in cash and cash equivalents	(17,234)	5,957	7,472
Cash and cash equivalents at beginning of period	44,510	38,553	31,081
Cash and cash equivalents at end of period	$27,276	$44,510	$38,553
The Notes to Consolidated Financial Statements are an integral part of these statements.

39| December 27, 2025 Form 10-K

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
December 31, 2022	$20	$—	$1,404,360	$(226,617)	$(21,024)	$1,156,739
Net loss	—		—	(9,589)	—	(9,589)
Stock option activity, stock awards and employee stock purchase plan	—		14,175	—	—	14,175
Hedging activity	—	—	—	—	(11,597)	(11,597)
Change in cumulative foreign currency translation adjustment	—	—	—	—	4,801	4,801
December 30, 2023	$20	$—	$1,418,535	$(236,206)	$(27,820)	$1,154,529
Net income	—	—	—	17,255	—	17,255
Stock option activity, stock awards and employee stock purchase plan	—	—	24,423	—	—	24,423
Hedging activity	—	—	—	—	2,635	2,635
Change in cumulative foreign currency translation adjustment	—	—	—	—	(16,471)	(16,471)
December 28, 2024	$20	$—	$1,442,958	$(218,951)	$(41,656)	$1,182,371
Net income	—	—	—	40,305	—	40,305
Stock option activity, stock awards and employee stock purchase plan	—	—	14,464	—	—	14,464
Repurchases of common stock	—	(12,423)	—	—	—	(12,423)
Hedging activity	—	—	—	—	(3,006)	(3,006)
Change in cumulative foreign currency translation adjustment	—	—	—	—	6,796	6,796
Balance at December 27, 2025	$20	$(12,423)	$1,457,422	$(178,646)	$(37,866)	$1,228,507
The Notes to Consolidated Financial Statements are an integral part of these statements.

40| December 27, 2025 Form 10-K

1. BASIS OF PRESENTATION
The accompanying financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. The Consolidated Financial Statements included herein have been prepared in accordance with accounting standards generally accepted in the United States of America ("U.S. GAAP"). All intercompany balances and transactions have been eliminated. References to 2025, 2024, and 2023 are for fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively. Certain amounts in the prior year presentation were reclassified to conform to the current year’s presentation.
"Hillman Solutions Corp.," "HMan Group Holdings Inc.," and "The Hillman Companies, Inc." are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in "The Hillman Group, Inc.," which is the borrower under our credit facility.
The Company has a 52-53 week fiscal year ending on the last Saturday in December. In a 52 week fiscal year, each of the Company’s quarterly periods will consist of 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. In 2025, 2024 and 2023, the Company had a 52 week fiscal year.
Nature of Operations:
The Company is comprised of three separate operating business segments: (1) Hardware and Protective Solutions, (2) Robotics and Digital Solutions, and (3) Canada.
In the second quarter of 2025, the Company realigned its Hardware and Protective Solutions segment to include the sales of accessories, which are now managed by the Hardware and Protective Solutions leadership team. Previously, accessories were included under the Robotics and Digital Solutions segment and managed by that leadership team. See Note 18 - Segment Reporting and Geographic Information for additional information.
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
Reclassifications:
Due to the segment realignment mentioned above, certain amounts in the prior year Consolidated Financial Statements and in the Notes to the Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior periods’ consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statements of cash flows, or consolidated statements of stockholders' equity.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $13,492 and $25,647 at December 27, 2025 and December 28, 2024, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances.
Restricted Investments:
The Company's restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company's employees. The current

41| December 27, 2025 Form 10-K

portion of the investments is included in other current assets and the long term portion in other assets on the accompanying Consolidated Balance Sheets. See Note 9 - Deferred Compensation Plan for additional information.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts by considering historical losses, adjusted to take into account current market conditions. The estimates for calculating the aggregate reserve are based on the financial condition of the customers, the length of time receivables are past due, historical collection experience, current economic trends, and reasonably supported forecasts. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $1,944 and $2,827 as of December 27, 2025 and December 28, 2024, respectively.
In the years ended December 27, 2025 and December 28, 2024, the Company entered into agreements to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $309,860, $286,243 and $299,169 for the years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively, and has included the proceeds in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Related to the sale of accounts receivable, the Company recorded losses of approximately $5,574, $5,840 and $6,313 for the years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively.
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
Property and Equipment:
Property and equipment are carried at cost and include expenditures for new facilities and major renewals. For financial accounting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years. Assets acquired under finance leases are depreciated over the terms of the related leases. Maintenance and repairs are charged to expense as incurred. The Company capitalizes certain costs that are directly associated with the development of internally developed software related to our key and engraving machines, representing the historical cost of these assets. Once the software is completed and placed into service, such costs are amortized over the estimated useful lives. The Company includes components used in the assembly of key and engraving kiosks as machinery and equipment due to the shorter term nature of these builds, and such totaled $24,890 as of December 27, 2025. The Company’s construction in process includes projects that are typically longer term in nature. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income from operations.

42| December 27, 2025 Form 10-K

Property and equipment, net, consists of the following at December 27, 2025 and December 28, 2024:

	Estimated Useful Life
	(Years)			2025	2024
Leasehold improvements	life of lease			$31,111	$29,145
Machinery and equipment	3	-	10	536,432	481,418
Computer equipment and software	3	-	5	74,669	73,203
Furniture and fixtures	6	-	8	13,210	12,506
Construction in process				4,786	4,052
Property and equipment, gross				660,208	600,324
Less: Accumulated depreciation				428,726	376,150
Property and equipment, net				$231,482	$224,174
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
The Company’s annual impairment assessment is performed for its reporting units as of October 1st. With the assistance of an independent third-party specialist, management assessed the value the of the reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate and projected net sales and EBITDA growth rates. The results of the quantitative assessment in 2025, 2024, and 2023 indicated that the fair value of each reporting unit was in excess of its carrying value. Therefore goodwill was not impaired as of our annual testing dates.
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at				Goodwill at
	December 28, 2024	Acquisitions	Disposals	Other(1)	December 27, 2025
Hardware and Protective Solutions	$581,187	$309	$—	$11,031	$592,527
Robotics and Digital Solutions	220,936	—	—	(10,580)	210,356
Canada	26,430	—	—	1,434	27,864
Total	$828,553	$309	$—	$1,885	$830,747
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada, Hardware Solutions, and Protective Solutions reporting units. "Other" also includes a reallocation of $10,580 of goodwill from our Robotics and Digital Solutions reporting unit to our Hardware Solutions reporting unit in connection with the segment realignment - see Note 18 - Segment Reporting and Geographic Information for additional information.
Intangible Assets:
Intangible assets arise primarily from the determination of their respective fair market values at the date of acquisition. With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from 2 to 20 years, representing the period over which the Company expects to receive future economic benefits from these assets.
Other intangibles, net, as of December 27, 2025 and December 28, 2024 consist of the following:

43| December 27, 2025 Form 10-K

	Useful Life (Years)			December 27, 2025	December 28, 2024
Customer relationships	9	-	20	$956,880	$954,888
Trademarks - indefinite	Indefinite			85,274	84,883
Trademarks - other	2	-	15	29,549	29,549
Technology and patents	5	-	12	67,216	66,937
Intangible assets, gross				1,138,919	1,136,257
Less: Accumulated amortization				592,748	530,398
Intangible assets, net				$546,171	$605,859
Estimated annual amortization expense for intangible assets subject to amortization at December 27, 2025 for the next five fiscal years is as follows:

Fiscal Year Ended	Amortization Expense
2026	$56,473
2027	53,635
2028	52,867
2029	51,953
2030	51,767
Thereafter	194,202
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. With the assistance of an independent third-party specialist, management assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date as of October 1st. No impairment charges related to indefinite-lived intangible assets were recorded by the Company in 2025, 2024, or 2023 as a result of the quantitative annual impairment test.
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
No other impairment charges were recorded in 2025, 2024, or 2023. Approximately 96% of the Company’s long-lived assets are held within the United States.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the

44| December 27, 2025 Form 10-K

temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where management estimates it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax-related item. See Note 6 - Income Taxes for additional information.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. We adopted this ASU on a prospective basis effective December 29, 2024. Refer to Note 6 - Income Taxes for the inclusion of new disclosures required.
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

45| December 27, 2025 Form 10-K

Retirement benefit costs were $5,121, $4,832, and $4,315 in the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
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

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 27, 2025
Fastening and Hardware	$928,445	$—	$122,916	$1,051,361
Personal Protective	265,512	—	5,425	270,937
Keys and Key Fobs	—	179,215	9,739	188,954
Engraving and Resharp	—	40,942	30	40,972
Consolidated	$1,193,957	$220,157	$138,110	$1,552,224

Year Ended December 28, 2024
Fastening and Hardware	$882,515	$—	$133,968	$1,016,483
Personal Protective	225,478	—	4,447	229,925
Keys and Key Fobs	—	168,637	9,446	178,083
Engraving and Resharp	—	48,064	40	48,104
Consolidated	$1,107,993	$216,701	$147,901	$1,472,595

Year Ended December 30, 2023
Fastening and Hardware	$881,066	$—	$140,737	$1,021,803
Personal Protective	209,407	—	6,996	216,403
Keys and Key Fobs	—	177,358	8,673	186,031
Engraving and Resharp	—	52,188	52	52,240
Consolidated	$1,090,473	$229,546	$156,458	$1,476,477
The following table disaggregates our revenue by geographic location:

46| December 27, 2025 Form 10-K

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 27, 2025
United States	$1,178,868	$220,157	$—	$1,399,025
Canada	—	—	138,110	138,110
Mexico	15,089	—	—	15,089
Consolidated	$1,193,957	$220,157	$138,110	$1,552,224

Year Ended December 28, 2024
United States	$1,090,218	$216,701	$—	$1,306,919
Canada	—	—	147,901	147,901
Mexico	17,775	—	—	17,775
Consolidated	$1,107,993	$216,701	$147,901	$1,472,595

Year Ended December 30, 2023
United States	$1,077,899	$229,546	$—	$1,307,445
Canada	—	—	156,458	156,458
Mexico	12,574	—	—	12,574
Consolidated	$1,090,473	$229,546	$156,458	$1,476,477

Our revenue by geography is allocated based on the location of our sales operations.
Hardware and Protective Solutions revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, rope and chain, and personal protective equipment such as gloves and eye-wear as well as accessories and in-store merchandising services for the related product category.
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

47| December 27, 2025 Form 10-K

Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, warehouse, general, and administrative (“SG&A”) expenses on the Company's Consolidated Statements of Comprehensive Income (Loss).
Shipping and handling costs were $55,038, $53,438, and $53,288 in the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
Research and Development:
The Company expenses research and development costs, which are included in selling, warehouse, general, and administrative (“SG&A”) expenses on the Company's Consolidated Statements of Comprehensive Income (Loss) consisting primarily of internal wages and benefits in connection with improvements to the fastening products along with the key duplicating and engraving machines. The Company's research and development costs were $1,358, $1,333, and $2,562 in the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
Stock-Based Compensation:
2021 Employee Stock Purchase Plan
Our Employee Stock Purchase Plan ("ESPP") became effective on July 14, 2021. A total of 2,140,754 shares of common stock are available for issuance under the ESPP. Under the ESPP, eligible employees are granted options to purchase shares of common stock at 85% of the fair market value at the time of exercise. The option period commences on the first payroll date in January, April, July, and October of each year and ends approximately three months later on the last business day in March, June, September or December. No employee may be granted an option under the Plan if, immediately after the option is granted, the employee would own stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company.
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

48| December 27, 2025 Form 10-K

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
Share Repurchase Program:
On July 31, 2025, the Board of Directors of the Company authorized a share repurchase program of up to $100,000 (the “Repurchase Program”) of the Company's common stock. The Company accounts for the repurchase of its common stock under the cost method. Under this method, the repurchased shares are recorded at their cost as a reduction of stockholders' equity. Upon repurchase, the treasury stock account is debited for the cost paid, and the cash account is credited. When treasury shares are reissued, any excess of the reissuance price over the repurchase cost is credited to additional paid-in capital. If the reissuance price is less than the repurchase cost, the difference is first debited to additional paid-in capital (from previous treasury stock transactions) and then to retained earnings. The Company does not recognize gains or losses from treasury stock transactions in its Consolidated Statement of Comprehensive Income (Loss). See Note 10 - Equity and Accumulated Other Comprehensive Loss for more information.
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

49| December 27, 2025 Form 10-K

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
3. RECENT ACCOUNTING PRONOUNCEMENTS
On December 14, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments on Income Tax Disclosures are effective for fiscal years beginning after December 15, 2024. We adopted this ASU on a prospective basis effective December 29, 2024. Refer to Note 6 - Income Taxes for the inclusion of new disclosures required.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which is intended to clarify existing requirements without fundamentally altering interim reporting or changing existing disclosure requirements. Key aspects include clarifying that ASC 270 applies to entities providing a full set of GAAP interim financial statements and notes, centralizing a list of all required interim disclosures from other ASC topics within Topic 270, and codifying a principle requiring disclosure of material events and changes since the most recent annual report. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact provided by the new standard.
4. RELATED PARTY TRANSACTIONS

50| December 27, 2025 Form 10-K

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
Sales to related parties, which are included in net sales, consist primarily of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, Executive Chairman of Ollie's since 2025, and before that President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $312, $622, and $1,583 for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
In late 2024, the Company signed a contract with Ollie's to place Minute Key and Quick-Tag machines in select Ollie's locations. The Company paid royalties shares to Ollie's as a result of this agreement. The payments to related parties were immaterial in the years ended December 27, 2025 and December 28, 2024, respectively.
5. ACQUISITIONS
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
Net sales and operating income from Koch included in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss) for the year ended December 27, 2025 were as follows:

51| December 27, 2025 Form 10-K

	Year Ended December 27, 2025	Year Ended December 28, 2024
Net sales	$47,218	$39,888
Operating income	2,791	3,279
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
Net sales and operating income from Intex included in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss) for the year ended December 27, 2025 were as follows:

	Year Ended December 27, 2025	Year Ended December 28, 2024
Net sales	$61,586	$21,075
Operating income	5,872	2,037
Pro forma financial information has not been presented for Intex as the financial results of Intex were insignificant to the financial results of the Company on a standalone basis.
6. INCOME TAXES
Income (loss) before income taxes are comprised of the following components for the periods indicated:

	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
United States based operations	$50,933	$18,066	$(17,902)
Non-United States based operations	5,663	8,486	10,520
Income (loss) before income taxes	$56,596	$26,552	$(7,382)

52| December 27, 2025 Form 10-K

Below are the components of the Company's income tax expense for the periods indicated:

	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Current:
Federal	$2,152	$5,686	$1,704
State	4,236	3,507	3,009
Foreign	1,906	3,206	2,642
Total current	8,294	12,399	7,355
Deferred:
Federal	9,168	(188)	(2,666)
State	(395)	(1,737)	(2,393)
Foreign	(776)	(1,177)	(38)
Total deferred	7,997	(3,102)	(5,097)
Valuation allowance	—	—	(51)
Income tax expense	$16,291	$9,297	$2,207

The Company has U.S. federal net operating loss (“NOL”) carryforwards totaling $3,340 as of December 27, 2025 that are available to offset future taxable income. All of the remaining U.S. federal NOLs were acquired with the MinuteKey purchase in 2018. The MinuteKey NOLs are subject to limitation under IRC §382 from current and prior ownership changes. Management anticipates utilizing all remaining U.S. federal NOLs evenly through 2032 in accordance with the IRC §382 limitation.
The Company has state NOL carryforwards with an aggregate tax benefit of $1,398 which expire from 2026 to 2040.
The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 27, 2025 and December 28, 2024:

	December 27, 2025	December 28, 2024
	Non-current	Non-current
Deferred Tax Asset:
Inventory	$25,013	$22,852
Accrued bonus / deferred compensation	12,416	11,849
Interest limitation	8,003	20,266
Lease liabilities	25,295	24,735
All other	7,545	13,450
Gross deferred tax assets	78,272	93,152
Valuation allowance for deferred tax assets	(61)	(292)
Net deferred tax assets	$78,211	$92,860
Deferred Tax Liability:
Intangible asset amortization	$154,827	$165,976
Property and equipment	29,195	27,696
Lease assets	23,613	22,981
All other items	2,446	818
Deferred tax liabilities	$210,081	$217,471
Net deferred tax liability	$131,870	$124,611

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

53| December 27, 2025 Form 10-K

The Company no longer asserts permanent reinvestment of foreign subsidiary earnings and now expects to distribute certain foreign earnings as needed. Undistributed earnings of our foreign subsidiaries are subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. As of December 27, 2025, the Company recorded a deferred tax liability of $125 on the undistributed earnings of its Canadian subsidiary.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 27, 2025
	Amount	Percent
US Federal Statutory Tax Rate	$11,884	21.0%
State and Local Income Taxes (Net of Federal Effect) (1)	2,952	5.2%
Foreign Tax Effects	139	0.3%
Effect of Cross-Border Tax Laws	(84)	(0.2)%
Tax Credits
Research & Development Credits	(766)	(1.4)%
Other	(15)	—%
Nontaxable or Nondeductible Items
Non-deductible executive compensation	1,213	2.1%
Other	769	1.4%
Other Adjustments	199	0.4%
Effective income tax rate	$16,291	28.8%
(1)    State taxes in California, Florida, Georgia, Oregon, Pennsylvania and Texas made up the majority (greater than 50%) of the tax effect in this category.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 28, 2024	Year Ended December 30, 2023
Statutory federal income tax rate	21.0%	21.0%
Non-U.S. taxes	2.0%	(12.5)%
State and local income taxes, net of U.S. federal income tax benefit	3.9%	0.2%
Acquisition and related transaction costs	—%	(3.8)%
Meals & entertainment	0.9%	(2.7)%
Withholding taxes	2.1%	(20.1)%
Impact of foreign currency	—%	3.3%
Reconciliation of tax provision to return	(3.3)%	(1.4)%
Non-deductible compensation	8.3%	(13.3)%
Reconciliation of other adjustments	0.1%	(0.6)%
Effective income tax rate	35.0%	(29.9)%

54| December 27, 2025 Form 10-K

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 27, 2025 is as follows:

Year Ended December 27, 2025
Federal	$2,400
State and local
California	1,403
Other	2,960
Foreign
Canada	3,412
Mexico	1,360
Income taxes, net of amounts refunded	$11,535

The amount of cash income taxes paid, net of amounts refunded, during the years ended December 28, 2024 and December 30, 2023 was $9,622 and $5,356, respectively.
The Company has recently become a cash taxpayer for U.S. Federal income tax purposes due to the utilization of NOL carryforwards and general business credit carryforwards. Previously, unrecognized tax benefits were recorded as reductions to the associated deferred tax assets, which were offset by valuation allowances. Because the Company is now a Federal cash taxpayer and no longer has sufficient NOLs or credit carryforwards to offset potential disallowances, the Company reclassified the portion of its unrecognized tax benefits that had been previously netted against deferred tax assets. These amounts were transferred to a liability on the Consolidated Balance Sheets. The Company's reserve for unrecognized tax benefits increased for the year ended December 27, 2025 due to the reclassification and an increase in accrued interest and penalties. A balance of $1,690 of unrecognized tax benefit is shown in the financial statements at December 27, 2025 as a liability.
The following is a summary of the changes for the periods indicated below:

	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Unrecognized tax benefits - beginning balance	$1,101	$1,101	$1,101
Gross increases - tax positions in current period	—	—	—
Reclassification from valuation allowance	338	—	—
Gross increases - tax positions in prior period	251	—	—
Gross decreases - tax positions in prior period	—	—	—
Unrecognized tax benefits - ending balance	$1,690	$1,101	$1,101
Amount of unrecognized tax benefit that, if recognized would affect the Company's effective tax rate	$1,690	$1,101	$1,101
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. There are no significant audits for the period ended December 27, 2025. In general, our income tax returns for the years from 2011 through the current year remain open to examination by federal and state taxing authorities. In addition, our tax years of 2015 through current year remain open and subject to examination by tax authorities in certain foreign jurisdictions in which we have operations.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including, among others, making 100% bonus depreciation permanent, allowing for the expensing of domestic research costs, and modifying the business interest expense limitation calculation. These changes were incorporated into our income tax provision for the year ended December 27, 2025. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements.
7. LONG-TERM DEBT

55| December 27, 2025 Form 10-K

The following table summarizes the Company’s debt:

	December 27, 2025	December 28, 2024
Revolving loans	$36,000	$62,000
Senior Term Loan, due 2028	636,960	645,470
Finance leases & other obligations	20,090	11,085
	$693,050	$718,555
Unamortized discount on Senior Term Loan	(2,087)	(2,940)
Current portion of long term debt and finance leases	(14,830)	(12,975)
Deferred financing fees	(7,796)	(10,914)
Total long term debt, net	$668,337	$691,726
Revolving Loans and Term Loans
As of December 27, 2025, the ABL Revolver had an outstanding balance of $36,000, and had outstanding letters of credit of $3,268. The Company has $279,144 of available borrowings under the revolving credit facility as a source of liquidity as of December 27, 2025 based on the customary asset-backed loan borrowing base and availability provisions.
In the third quarter of 2025, the Company amended its ABL Revolver to transition certain collateral requirements previously satisfied through letters of credit to a customs bond program. Prior to this replacement, these letters of credit were issued under the ABL Revolver and reduced the available borrowing capacity thereunder. Following the transition, the restricted capacity was released, increasing the Company’s total available borrowing capacity under the ABL Revolver by approximately $38.0 million. As of December 27, 2025, there was $3,268 letters of credit outstanding under the facility.
In October 2024 and August 2023, the Company made a $100.0 million and $80.0 million prepayment against the outstanding term loan balance without payment of a premium or penalty, respectively.
The aggregate commitment under the asset-based revolving credit agreement (the “ABL Revolver") is $375,000. Portions of the ABL Agreement are separately available for borrowing by the Company's United States subsidiary and Canadian subsidiary for $325,000 and $50,000, respectively. The interest rate for the ABL Revolver is, at the discretion of the Company, adjusted SOFR (or Term Canadian Overnight Repo Rate Average ("CORRA") in the case of Canadian Dollar loans) plus a margin varying from 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian Dollar loans), plus a margin varying from 0.25% to 0.75% per annum based on availability, plus a 0.10% credit spread adjustment. The stated maturity date of the revolving credit commitments under the ABL Credit Agreement is July 29, 2027. The loans and other amounts outstanding under the ABL Credit Agreement and related documents are guaranteed by Hillman Solutions Corp., and, subject to certain exceptions, the Borrower’s wholly-owned domestic subsidiaries and are secured by substantially all of the Borrower’s and the guarantors’ assets plus, solely in the case of the Canadian Borrower, its and its wholly-owned Canadian subsidiary’s assets, which is guaranteed by the Canadian portion under the ABL Credit Agreement.
The interest rate for the term loan, after giving effect to the 2024 Repricing Amendment and 2025 Repricing Amendment described below, at the discretion of the Company, is (i) term SOFR plus a margin of 2.00%; or (ii) an alternate base rate plus a margin of 1.00%.
2024 Term Loan Repricing
On March 26, 2024, the Company entered into a Repricing Amendment (2024 Repricing Amendment) on its existing Senior Term Loan due July 14, 2028. The 2024 Repricing Amendment (i) reduced the interest rate per annum applicable to the Term Loan outstanding from SOFR plus a margin varying from 2.5% to 2.75% plus a Credit Spread Adjustment ("CSA") varying between 0.11% to 0.43% to SOFR plus a margin varying from 2.25% to 2.50%, without the CSA and (ii) implemented a 1% prepayment premium for the existing Term Loan to apply to Repricing Transactions that occur within six months after the effective date of the 2024 Repricing Amendment. In connection with the closing of the 2024 Repricing Amendment, the Company expensed $3,008 consisting of $1,554 of existing fees written off and $1,454 in new fees expensed. The Company capitalized an additional $33 primarily for the payment of upfront lender fees (original issue discount).
2025 Term Loan Repricing

56| December 27, 2025 Form 10-K

On January 14, 2025, the Company entered into a Repricing Amendment (2025 Repricing Amendment) on its existing Senior Term Loan due July 14, 2028. The 2025 Repricing Amendment (i) reduced the interest rate per annum applicable to the Term Loan outstanding from SOFR plus a margin varying from 2.25% to 2.50% to SOFR plus a margin of 2.00%, as well as a 1.00% margin for ABR Loans and (ii) implemented a 1% prepayment premium for the existing Term Loan to apply to Repricing Transactions that occur within six months after the effective date of the 2025 Repricing Amendment. In connection with the closing of the 2025 Repricing Amendment, the Company expensed $906 of new fees.
The aggregate minimum principal maturities of the long-term debt obligations for each of the five years following December 27, 2025 are as follows:

Year	Amount
2026	$9,231
2027	44,661
2028	619,940
2029	—
2030	—
Thereafter	—
Total	$673,832
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
The components of operating and finance lease costs for the years ended December 27, 2025, December 28, 2024 and December 30, 2023 were as follows:

	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Operating lease costs	$22,129	$21,821	$21,451
Short term lease costs	3,810	3,164	5,534
Variable lease costs	2,033	2,732	847
Finance lease costs:
Amortization of right of use assets	5,774	3,910	2,570
Interest on lease liabilities	1,062	557	285
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $27,972, $27,717 and $27,832 in the years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases as of December 27, 2025 and December 28, 2024 were as follows:

57| December 27, 2025 Form 10-K

	December 27, 2025		December 28, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	4.84	4.00	5.41	3.06
Weighted average discount rate	6.18%	5.82%	6.70%	5.91%
Supplemental balance sheet information related to the Company's finance leases as of December 27, 2025 and December 28, 2024:

	December 27, 2025	December 28, 2024
Finance lease assets, net, included in property plant and equipment	$18,778	$9,415

Current portion of long-term debt	5,599	3,720
Long-term debt, less current portion	13,619	6,028
Total principal payable on finance leases	$19,218	$9,748

Supplemental cash flow information related to our operating leases was as follows for the years ended December 27, 2025 and December 28, 2024:

	Year Ended December 27, 2025	Year Ended December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$22,313	$21,934
Operating cash outflow from finance leases	1,031	555
Financing cash outflow from finance leases	5,683	3,682

As of December 27, 2025, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of December 27, 2025:

	Operating Leases	Finance Leases
Less than one year	$22,137	$6,484
1 to 2 years	21,012	5,243
2 to 3 years	18,496	4,219
3 to 4 years	13,755	3,505
4 to 5 years	8,712	1,901
After 5 years	10,264	83
Total future minimum rental commitments	94,376	21,435
Less - amounts representing interest	(12,970)	(2,217)
Present value of lease liabilities	$81,406	$19,218

In July 2025, the Company entered into two additional operating leases which have not yet commenced; one is for an expansion project at the existing Bakersfield, California location, the second lease is for a new property located in Forest Park, Ohio for the purpose of consolidating office, warehouse, and distribution in the Cincinnati area. Occupancy has not yet commenced for either lease. The estimated future minimum rental commitments are approximately $407 per annum for the Bakersfield, California location beginning in 2026. The estimated future minimum rental commitments for the Forest Park lease are approximately $4.5 million per year beginning in late summer 2027, depending on substantial completion, and increasing 3.25% per year thereafter for 15 years, which gives the lease an estimated ending term in 2042.
Lessor

58| December 27, 2025 Form 10-K

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
As of December 27, 2025 and December 28, 2024, the Company's Consolidated Balance Sheets included $847 and $796, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company's current and former employees. The current portion of the restricted investments was $15 and $17 as of December 27, 2025 and December 28, 2024, respectively, and is included in other current assets on the accompanying Consolidated Balance Sheets. The assets held in the NQDC are classified as an investment in trading securities, accordingly, the investments are marked-to-market, see Note 14 - Fair Value Measurements for additional detail.
During the years ended December 27, 2025, December 28, 2024, and December 30, 2023, distributions from the deferred compensation plan aggregated $67, $184, and $537, respectively.
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
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases (amounts in thousands):

Year Ended December 27, 2025
Total number of shares repurchased	(1,370)
Total cost of shares repurchased (1)	$(12,423)
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
Stock Rollforward

59| December 27, 2025 Form 10-K

The following table presents a reconciliation of the number of shares of our common stock outstanding (amounts in thousands).

	Common Stock (Shares)	Treasury Stock (Shares)	Total Net Shares Outstanding
Balance at December 31, 2022	194,548	0	194,548
Stock option activity, stock awards and employee stock purchase plan	365	0	365
Repurchases of common stock	0	0	0
Balance at December 30, 2023	194,913	0	194,913
Stock option activity, stock awards and employee stock purchase plan	1,793	0	1,793
Repurchases of common stock	0	0	0
Balance at December 28, 2024	196,706	0	196,706
Stock option activity, stock awards and employee stock purchase plan	1,151	0	1,151
Repurchases of common stock	0	(1,370)	(1,370)
Balance at December 27, 2025	197,857	(1,370)	196,487
Accumulated Other Comprehensive Loss
The following is the detail of the change in the Company's accumulated other comprehensive loss from December 31, 2022 to December 27, 2025 including the effect of significant reclassifications out of accumulated other comprehensive loss (net of tax):

Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(21,024)
Other comprehensive income before reclassifications	8,812
Amounts reclassified from other comprehensive income¹	(15,608)
Net current period other comprehensive loss	(6,796)
Balance at December 30, 2023	(27,820)
Other comprehensive loss before reclassifications	(25,516)
Amounts reclassified from other comprehensive loss²	11,680
Net current period other comprehensive loss	(13,836)
Balance at December 28, 2024	(41,656)
Other comprehensive income before reclassifications	5,842
Amounts reclassified from other comprehensive income[3]	(2,052)
Net current period other comprehensive income	3,790
Balance at December 27, 2025	$(37,866)
(1)For the year ended December 30, 2023, the Company deferred a gain of $125, reclassified a gain of $15,608, including tax expense of $3,886 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 13 - Derivatives and Hedging for additional information on the interest rate swaps.
(2)For the year ended December 28, 2024, the Company deferred a loss of $8162, reclassified a loss of $11,680 including a tax benefit of $883 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 13 - Derivatives and Hedging for additional information on the interest rate swaps.
(3)For the year ended December 27, 2025, the Company deferred a loss of $1,956, reclassified a gain of $2,052 including tax expense of $1,002 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 13 - Derivatives and Hedging for additional information on the interest rate swaps.
11. STOCK-BASED COMPENSATION

60| December 27, 2025 Form 10-K

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
A summary of the stock option activity under the 2014 Equity Inventive Plan for the year ended December 27, 2025 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Exercise Price per Share (in whole dollars)	Weighted Avg. Remaining Contractual Term
Outstanding at December 28, 2024	10,162	$8.27	4.49 years
Granted	—
Exercised	(161)
Forfeited or expired	(243)
Outstanding at December 27, 2025	9,758	$8.33	3.47 years
Exercisable at December 27, 2025	8,774	$8.49	3.62 years
In fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, 161, 1,284, and 77 options were exercised, respectively.
Stock option compensation expense of $73, $1,546, and $3,504 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively. For the year ended, December 27, 2025, there was no unrecognized compensation expense for stock options, as all compensation related to the Prior Plan was fully expensed in 2025.
The total intrinsic value of share options exercised during the years ended 2025, 2024, and 2023 was $390, $3,409, and $162, respectively.
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
There were no restricted stock award activity under the 2014 Equity Incentive Plan for the years ended December 27, 2025, December 28, 2024 or December 30, 2023.
Restricted Stock Units

61| December 27, 2025 Form 10-K

The Restricted Stock Units ("RSUs") granted to employees for service generally vest after three years, subject to continued employment.
There were no RSU activity under the 2014 Equity Incentive Plan for the year ended December 27, 2025.
Restricted stock unit compensation expense of $55 and $582 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.
2021 Equity Incentive Plan
Effective July 14, 2021, the Company established the 2021 Equity Incentive Plan. On June 7, 2024, the 2021 Equity Incentive Plan was amended to increase the share reserve by 2,000,000 shares of common stock (the 2021 Equity Incentive Plan as amended is referred to as the “2021 Plan”). On June 3, 2025, the 2021 Equity Incentive Plan was amended to increase the share reserve by 1,800,000 shares of common stock (the 2021 Equity Incentive Plan as amended is referred to as the “2021 Plan”). Under the 2021 Plan, the maximum number of shares of Stock that may be delivered in satisfaction of Awards under the Plan as of the Effective Date is (i) 10,950,814 shares, plus (ii) the number of shares of Stock underlying awards under the 2014 Equity Incentive Plan that on or after the Effective Date expire or become unexercisable, or are forfeited, cancelled or otherwise terminated, in each case, without delivery of shares or cash therefore, and would have become available again for grant under the Prior Plan in accordance with its terms (not to exceed 14,523,510 shares of Stock in the aggregate) (the “Share Pool”).
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
A summary of the stock option activity under the 2021 Equity Inventive Plan for the year ended December 27, 2025 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Exercise Price per Share (in whole dollars)	Weighted Avg. Remaining Contractual Term
Outstanding at December 28, 2024	1,859	$9.51	7.75 years
Granted	—
Exercised	(13)
Forfeited or expired	(59)
Outstanding at December 27, 2025	1,787	$9.50	6.47 years
Exercisable at December 27, 2025	885	$9.54	6.28 years
In the fiscal year ended December 27, 2025, 13 options were exercised and in the fiscal year ended December 28, 2024, 48 options were exercised.
Stock option compensation expense of $1,539, $1,701 and $1,124 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively. As of December 27, 2025, there was $2,003 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 0.94 years.
The total intrinsic value of share options exercised during the years ended December 27, 2025 and December 28, 2024 was $10 and $46, respectively.
Restricted Stock Units

62| December 27, 2025 Form 10-K

The RSUs granted to employees for service generally vest (i) after three years for RSUs granted prior to 2025; and (ii) in equal annual installments over three years for RSUs granted in 2025 and thereafter, subject in each case to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date or the date of the annual meeting following the grant date, whichever is earlier.
A summary of the restricted stock unit activity under the 2021 Equity Incentive Plan for the year ended December 27, 2025 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 28, 2024	3,529	9.30
Granted	1,633	9.30
Vested	(1,016)
Forfeited or expired	(95)
Outstanding at December 27, 2025	4,051	9.17
Restricted stock unit compensation expense of $11,556, $9,785 and $6,440 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively. As of December 27, 2025, there was $17,227 of unrecognized compensation expense for unvested common stock options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 1.07 years.
Performance Stock Units
Beginning in the first quarter of 2025, the Company determined to grant Performance Stock Units ("PSUs"), using return on invested capital as the performance metric, instead of granting stock options. The PSUs granted to employees for service generally vest after three years, subject to continued employment.
A summary of the performance stock unit activity under the 2021 Equity Inventive Plan for the year ended December 27, 2025 is presented below (share amounts in thousands):

	Number of Shares	Weighted Avg. Grant Date Fair Value (in whole dollars)
Outstanding at December 28, 2024	—	—
Granted	288	9.55
Vested	—
Forfeited or expired	(21)
Outstanding at December 27, 2025	267	9.55
PSU compensation expense of $686 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended December 27, 2025. As of December 27, 2025, there was $1,864 of unrecognized compensation expense for unvested PSUs. The expense will be recognized as a charge to earnings over a weighted average period of approximately 1.14 years.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. For the years ended December 27, 2025, December 28, 2024, and December 30, 2023, there was approximately $392, $376, and $355 of compensation expense related to the ESPP, respectively.

63| December 27, 2025 Form 10-K

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

	Year Ended December 27, 2025
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$40,305	197,451	$0.20
Dilutive effect of stock options and awards	—	2,029	—
Net income per diluted common share	$40,305	199,480	$0.20

	Year Ended December 28, 2024
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$17,255	196,108	$0.09
Dilutive effect of stock options and awards	—	2,807	—
Net income per diluted common share	$17,255	198,915	$0.09

	Year Ended December 30, 2023
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(9,589)	194,722	$(0.05)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(9,589)	194,722	$(0.05)
Stock options and awards outstanding totaling 5,140, 2,863 and 5,874 were excluded from the computation for the years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively, as they would have had an antidilutive effect under the treasury stock method.
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

64| December 27, 2025 Form 10-K

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
The following table summarizes the Company's derivatives financial instruments:

	Asset Derivatives			Liability Derivatives
		As of December 27, 2025	As of December 28, 2024		As of December 27, 2025	As of December 28, 2024
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2024 Swap 1	Other current/ non-current assets	—	787	Other non-current liabilities	(670)	—
2024 Swap 2	Other current/ non-current assets	—	1,961	Other non-current liabilities	(589)	—
Total hedging instruments		$—	$2,748		$(1,259)	$—
During 2026, the Company estimates that an additional $1,083 will be reclassified as an increase to interest expense/income. Additional information with respect to the fair value of derivative instruments is included in Note 14 - Fair Value Measurements.
Foreign Currency Forward Contracts
During fiscal 2025 and 2024 the Company entered into foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar. As of December 30, 2023, the Company did not have any foreign currency forward contracts.
The total notional amount of contracts outstanding was C$1,551 and C$4,087 as of December 27, 2025 and December 28, 2024, respectively. The total fair value of the foreign currency forward contracts was $1,504 and $4,325 as of December 27, 2025 and December 28, 2024, respectively, and was reported on the accompanying Consolidated Balance Sheets in other current liabilities. An increase in other income of $94 and $269 was recorded in the Consolidated Statements of Comprehensive Income (Loss) for the change in fair value during year ended December 27, 2025 and December 28, 2024, respectively.
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

65| December 27, 2025 Form 10-K

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
The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 27, 2025
	Level 1	Level 2	Level 3	Total
Trading securities	$847	$—	$—	$847
Interest rate swaps	—	(1,259)	—	(1,259)
Foreign exchange forward contracts	—	1,504	—	1,504
Contingent consideration payable	—	—	4,358	4,358

	As of December 28, 2024
	Level 1	Level 2	Level 3	Total
Trading securities	$796	$—	$—	$796
Interest rate swaps	—	2,748	—	2,748
Foreign exchange forward contracts	—	4,325	—	4,325
Contingent consideration payable	—	—	4,863	4,863
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of December 27, 2025 and December 28, 2024, the Company's interest rate swaps were recorded on the accompanying Consolidated Balance Sheets in accordance with ASC 815.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of December 27, 2025 and December 28, 2024, the foreign exchange forward contracts were included in other current liabilities on the accompanying Consolidated Balance Sheets.
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
The table below provides a summary of the changes in fair value of the Company’s contingent considerations (Level 3) for Resharp and Instafob as of December 27, 2025.

66| December 27, 2025 Form 10-K

	Resharp		Instafob
	Other accrued expense	Other non-current liabilities	Other accrued expense	Other non-current liabilities	Total
Fair value as of December 28, 2024	$226	$4,574	$23	$40	$4,863
Fair value of cash consideration paid	(253)	—	(12)	—	(265)
Change in fair value of contingent consideration	256	(503)	14	(7)	(240)
Fair value as of December 27, 2025	$229	$4,071	$25	$33	$4,358
Cash, restricted investments, accounts receivable, short-term borrowings and accounts payable are reflected in the Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at December 27, 2025 and December 28, 2024, as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at December 27, 2025 and December 28, 2024 because, while subject to a minimum SOFR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 13 - Derivatives and Hedging.
15. COMMITMENTS AND CONTINGENCIES
Insurance Coverage
The Company self-insures our general liability including products liability, automotive liability, and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers with a per occurrence and aggregate limit of $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's third-party risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,184 recorded for such risk insurance reserves is adequate as of December 27, 2025.
As of December 27, 2025, the Company has provided certain vendors and insurers letters of credit aggregating $3,268 related to our product purchases and insurance coverage of product liability, workers' compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $3,472 recorded for such group health insurance reserves is adequate as of December 27, 2025.
Import Duties
The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs set by governments through mutual agreements and bilateral actions. The Company could be subject to the assessment of additional duties and interest if it or its suppliers fail to comply with customs regulations or similar laws. The U.S. Department of Commerce (the "Department”) conducts administrative reviews of compliance with anti-dumping duty and countervailing duty laws for certain nails products sourced from Asian countries. The Company sourced products under review from vendors in China and Taiwan during the periods selected for review. The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated.
Litigation

67| December 27, 2025 Form 10-K

As of December 27, 2025, the Company is involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on the consolidated financial condition, results of operations, or cash flows.
The Kiosk Development Partner Dispute
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

16. STATEMENT OF CASH FLOWS
Supplemental disclosures of cash flows information are presented below:

	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Cash paid during the period for:
Interest	50,422	42,435	55,872
Income taxes, net of refunds	11,535	9,622	5,356
As of December 27, 2025, December 28, 2024 and December 30, 2023, capital expenditures recorded in accounts payable totaled $886, $1,627, and $1,186, respectively.
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
For the year ended December 27, 2025, the largest two customers, Lowe's and Home Depot, accounted for 43.4% of total revenues and 28.7% of the year-end accounts receivable balance. For the year ended December 28, 2024, the largest two customers accounted for 40.9% of total revenues and 32.6% of the year end accounts receivable balance.
Certain customers operate using a purchasing cooperative(s) business model. In this model, independently owned hardware stores make purchases directly from the Company and are invoiced through a billing arrangement with a cooperative. Under this arrangement, the Company would invoice and receive payment from the cooperative for the product shipped directly to the store, and the cooperative would be responsible for invoicing and collecting from the independently owned hardware store. Due to the nature of the cooperative billing arrangement, the risk of collection of the receivables generated by sales to these independently owned hardware stores is concentrated with the cooperative. The Company does not believe a sales concentration exists in these scenarios, as the independently owned hardware stores can continue to make purchases from the Company via a direct bill arrangement or via another purchasing cooperative. As of December 27, 2025 and December 28, 2024, approximately 17.1% and 15% of the Company's accounts receivable was derived through the Ace Hardware purchasing cooperative, respectively.
Except as described in the paragraphs above, no other customer accounted for more than 10% of the Company's accounts receivables in 2025 or 2024.
In the years ended December 27, 2025, December 28, 2024 and December 30, 2023, the Company derived over 10% of its total revenues from two separate customers which operated in each of the operating segments. The following table presents revenue from each customer as a percentage of total revenue for each of the years ended:

68| December 27, 2025 Form 10-K

	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Lowe's	20.9%	18.8%	20.1%
Home Depot	22.5%	22.1%	23.3%
18. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
The Company's segment reporting structure uses the Company's management reporting structure as the foundation for how the Company manages its business. The Company's reportable segments are strategic business units that offer different products and services, and in the case of our Canada segment in a different geography. They are managed separately due to different products and marketing strategies. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of December 27, 2025.
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
The Hardware and Protective Solutions segment distributes fasteners and related hardware items, threaded rod, personal protective equipment, key accessories, and letters, numbers, and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States and Mexico.
The Robotics and Digital Solutions segment consists of key duplication and engraving kiosks that can be operated directly by the consumer, primarily in the United States. The kiosks operate in retail and other high-traffic locations offering customized licensed and unlicensed products targeted to consumers in the respective locations. It also includes our associate-assisted key duplication systems. The Robotics and Digital Solutions segment also includes Resharp, our robotic knife sharpening business, and Instafob, which specializes in RFID ("Radio Frequency Identification") fob duplication technology.
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

69| December 27, 2025 Form 10-K

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
The tables below present net sales, significant segment expenses, and segment adjusted EBITDA for the reportable segments for the years ended December 27, 2025, December 28, 2024, and December 30, 2023. See Note 2 - Summary of Significant Accounting Policies for a reconciliation of total reportable segments' revenues to consolidated revenues. Certain amounts in the prior year Consolidated Financial Statements and in the Notes to the Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior period's consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statements of cash flows, or consolidated statements of stockholders' equity.

Hardware and Protective Solutions	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Net Sales	$1,193,957	$1,107,993	$1,090,473

Significant segment expenses
Adjusted cost of sales (exclusive of depreciation and amortization)(1)	654,836	617,689	662,080
Adjusted selling expense(2)	124,033	114,351	104,060
Adjusted Warehouse expense (3)	144,720	143,682	143,308
Adjusted General and administrative expense(4)	74,949	77,386	55,432
Other segment items(5)	(831)	(813)	(1,788)
Segment Adjusted EBITDA	$196,250	$155,698	$127,381
(1)Adjusted cost of sales (exclusive of depreciation and amortization) excludes an inventory revaluation charge made in the fourth quarter of 2023.
(2)Adjusted selling expense excludes expense related to corporate restructuring activities.
(3)Adjusted warehouse excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
(4)Adjusted general and administrative expense excludes stock-based compensation, acquisition and integration costs, expense associated with corporate restructuring and amounts related to the Cybersecurity Incident.
(5)Other excludes an impairment charge related to the write down of intangible assets, primarily related to review of certain product offerings in 2023.

Robotics and Digital Solutions	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Net sales	$220,157	$216,701	$229,546

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	59,817	60,233	64,389
Adjusted selling expense(1)	67,022	60,642	60,111
Adjusted Warehouse expense (2)	10,632	9,316	10,373
Adjusted General and administrative expense(3)	16,505	16,019	17,880
Other segment items(4)	268	216	125
Segment Adjusted EBITDA	$65,913	$70,275	$76,668
(1)Adjusted selling expense excludes related to corporate restructuring activities.
(2)Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
(3)Adjusted general and administrative expense excludes stock compensation expense, acquisition and integration expense, consulting expense and legal charges related to settlements, see Note 15 - Commitments and Contingencies.

70| December 27, 2025 Form 10-K

(4)Other excludes the gain or loss on the revaluation of our contingent consideration liability, see Note 14 - Fair Value Measurements.

Canada	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Net sales	$138,110	$147,901	$156,458

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	81,222	86,769	97,495
Adjusted selling expense(1)	14,168	14,476	13,721
Adjusted Warehouse expense (2)	22,062	22,398	23,036
Adjusted General and administrative expense(3)	7,423	7,748	7,062
Other segment items	81	730	(167)
Segment Adjusted EBITDA	$13,154	$15,780	$15,311

(1)Adjusted selling expense excludes restructuring expense.
(2)Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
(3)Adjusted general and administrative expense excludes stock based compensation and expense associated with corporate restructuring activities.
The following table reconciles segment adjusted EBITDA by segment to the Company’s consolidated income (loss) before income taxes. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

	Year Ended December 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Hardware and Protective Solutions	$196,250	$155,698	$127,381
Robotics and Digital Solutions	65,913	70,275	76,668
Canada	13,154	15,780	15,311
Total adjusted EBITDA	275,317	241,753	219,360
Interest expense	56,467	59,241	68,310
Depreciation	79,870	68,766	59,331
Amortization	61,232	61,274	62,309
Stock compensation expense	14,246	13,463	12,004
Restructuring and other costs	4,058	2,978	3,031
Litigation expense	1,950	5,000	339
Transaction and integration expense	232	1,243	1,754
Change in fair value of contingent consideration	(240)	228	(4,936)
Impairment charges	—	—	24,600
Refinancing costs	906	3,008	—
Total adjusting items	218,721	215,201	226,742
Income (loss) before income taxes	$56,596	$26,552	$(7,382)

71| December 27, 2025 Form 10-K

Financial Statement Schedule:
Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

Deducted From Assets in Balance Sheet
Allowance for Doubtful Accounts
Ending Balance - December 31, 2022	$2,405
Additions charged to cost and expense	521
Deductions due to:
Others	(156)
Ending Balance - December 30, 2023	2,770
Additions charged to cost and expense	9,082
Deductions due to:
Others	(9,025)
Ending Balance - December 28, 2024	2,827
Additions charged to cost and expense	714
Deductions due to:
Others	(1,597)
Ending Balance - December 27, 2025	$1,944

72| December 27, 2025 Form 10-K

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
.

ITEM 9A – CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to Hillman Solutions Corp. required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 27, 2025 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.
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

73| December 27, 2025 Form 10-K

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 27, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 27, 2025. Management's report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

74| December 27, 2025 Form 10-K

Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hillman Solutions Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hillman Solutions Corp. and subsidiaries (the "Company") as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 27, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 17, 2026

75| December 27, 2025 Form 10-K

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 27, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as otherwise described above in this Item 9A.

ITEM 9B – OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
On November 6, 2025, Amanda Kitzberger, Chief Legal Officer & Secretary of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Kitzberger’s Rule 10b5-1 Trading Plan, which has a term extending through March 13, 2026, provides for the sale of up to 16,533 shares of common stock pursuant to the terms of the plan.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Information required by this item is set forth under the captions Election of Directors, Information About Our Executive Officers, Delinquent Section 16(a) Reports, Code of Conduct and Ethics, and Committees of the Board of Directors in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”). That information is incorporated herein by reference.
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

76| December 27, 2025 Form 10-K

contractors, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION.
Information required by this item is set forth under the captions Executive Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables, and Director Compensation in the 2026 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is set forth in the section entitled "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2026 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this Item is set forth in the sections entitled Certain Relationships and Related Party Transactions in the 2026 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our independent registered public accounting firm is Deloitte & Touche LLP, Cincinnati, OH, Auditor Firm ID: 34.
The information required by this Item is set forth in the section entitled Ratification of the Appointment of Independent Auditor in the 2026 Proxy Statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Documents Filed as a Part of the Report:

77| December 27, 2025 Form 10-K

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

10.2*
Hillman Solutions Corp. 2021 Equity Incentive Plan, as amended on June 3, 2025. (incorporated by reference to Exhibit 10.1 of Hillman Companies, Inc.’s Current Report on Form 8-K filed with the SEC on June 3, 2025).

10.3*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2021).
10.4*
Hillman Solutions Corp. 2021 Employee Stock Purchase Plan, as amended on June 3, 2025 (incorporated by reference to Exhibit 10.2 of Hillman Companies, Inc.’s Current Report on Form 8-K filed with the SEC on June 3, 2025).

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

10.10*
Form of Performance Stock Unit Agreement under the Hillman Solutions Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2025).

10.11*
Form of Restricted Stock Unit Agreement under the Hillman Solutions Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2025).

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

10.14*
Amendment to Employment Agreement between Scott Ride and The Hillman Group Canada ULC., dated June 10, 2015 (incorporated by reference to Exhibit 10.12 of The Hillman Companies, Inc.’s Annual Report on Form 10-K filed with the SEC on March 21, 2018).

10.15*
Separation Agreement, dated September 16, 2025, by and between the Company and Scott C. Ride (incorporated by reference to Exhibit 10.1 of Hillman Companies, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2025).

10.16+
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

78| December 27, 2025 Form 10-K

10.17+
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

10.18+
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

10.19+
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

10.20+
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

10.21+
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

10.22+
Amendment No. 6 to the ABL Credit Agreement, dated as of October 10, 2024, by and among The Hillman Companies, Inc., The Hillman Group, Inc., The Hillman Group Canada ULC, the Subsidiary Guarantors, the Lenders listed on the signature pages thereto and Barclays Bank PLC, in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2025).

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

10.24+
Amendment No. 1 to the Term Loan Credit Agreement, dated as of June 30, 2023, by and among The Hillman Companies, Inc., The Hillman Group, Inc., and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2023).

10.25+
Amendment No. 2 to the Term Loan Credit Agreement, dated as of March 26, 2024, by and among The Hillman Companies, Inc., The Hillman Group, Inc., and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2024).

10.26+
Amendment No. 3 to the Term Loan Credit Agreement, dated as of January 14, 2025, by and among The Hillman Companies, Inc., The Hillman Group, Inc., and Jefferies Finance LLC, as administrative agent ((incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2025).

10.27*	HMAN Group Holdings, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of The Hillman Companies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2014).
10.28*
Form of HMAN Group Holdings, Inc. 2014 Equity Incentive Plan Stock Option Award Agreements (incorporated by reference to Exhibit 10.2 of Hillman Companies, Inc.’s Current Report on Form 8-K filed with the SEC on December 4, 2014).

10.29*
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

10.32*
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

79| December 27, 2025 Form 10-K

10.34*
Hillman Solutions Corp. Non-Employee Director Deferred Compensation Program, adopted December 12, 2022, with respect to the Hillman Solutions Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2023).

19.1	Hillman Solutions Corp. Insider Trading Policy, Last Revised April 24, 2025 (filed herewith).
21.1	List of Subsidiaries (filed herewith). (As of December 27, 2025).
23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm for the Company (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97
Hillman Solutions Corp. Compensation Recovery Policy, dated November 2, 2023 (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024).

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements (filed herewith).

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

80| December 27, 2025 Form 10-K

ITEM 16 – FORM 10-K SUMMARY.
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLMAN SOLUTIONS CORP.

Dated:	February 17, 2026	By:	/s/ Robert O. Kraft
Robert O. Kraft
		Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Jon Michael Adinolfi	Principal Executive Officer, President, and Director	February 17, 2026
Jon Michael Adinolfi
/s/ Robert O. Kraft	Principal Financial Officer	February 17, 2026
Robert O. Kraft
/s/ Anne S. McCalla	Principal Accounting Officer	February 17, 2026
Anne S. McCalla
/s/ Douglas J. Cahill	Chairman and Director	February 17, 2026
Douglas J. Cahill
/s/ Diana Dowling	Director	February 17, 2026
Diana Dowling
/s/ Teresa S. Gendron	Director	February 17, 2026
Teresa S. Gendron
/s/ Diane C. Honda	Director	February 17, 2026
Diane C. Honda
/s/ Aaron P. Jagdfeld	Director	February 17, 2026
Aaron P. Jagdfeld
/s/ Daniel O'Leary	Director	February 17, 2026
Daniel O'Leary
/s/ David A. Owens	Director	February 17, 2026
David A. Owens
/s/ John Swygert	Director	February 17, 2026
John Swygert
/s/ Philip K. Woodlief	Director	February 17, 2026
Philip K. Woodlief

81| December 27, 2025 Form 10-K