Form 10-Q
period 2026-03-28
Hillman Solutions Corp.
filed 2026-04-28
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 23, 2026, 196,209,606 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of March 28, 2026	As of December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$27,731	$27,276
Accounts receivable, net of allowances of $1,876 ($1,944 - 2025)	138,767	114,926
Inventories, net	483,323	485,938
Other current assets	20,066	18,342
Total current assets	669,887	646,482
Property and equipment, net of accumulated depreciation of $446,048 ($428,726 - 2025)	224,575	231,482
Goodwill	830,372	830,747
Other intangibles, net of accumulated amortization of $607,790 ($592,748 - 2025)	530,707	546,171
Operating lease right of use assets	77,222	75,152
Other assets	28,216	26,160
Total assets	$2,360,979	$2,356,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,832	$141,662
Current portion of debt and finance lease liabilities	14,898	14,830
Current portion of operating lease liabilities	19,432	17,947
Accrued expenses:
Salaries and wages	10,419	35,790
Pricing allowances	5,514	8,098
Income and other taxes	8,429	9,466
Other accrued expenses	28,559	29,766
Total current liabilities	227,083	257,559
Long-term debt	714,055	668,337
Deferred tax liabilities	132,061	131,870
Operating lease liabilities	63,934	63,459
Other non-current liabilities	7,868	6,462
Total liabilities	$1,145,001	$1,127,687
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock: $0.0001 par value, 500,000,000 shares authorized, 198,945,695 and 196,355,206 issued and outstanding in 2026, respectively, and 197,857,100 and 196,487,532 shares issued and outstanding in 2025, respectively	20	20
Treasury stock, at cost, 2,590,489 shares in 2026 and 1,369,568 shares in 2025	(22,539)	(12,423)
Additional paid-in capital	1,460,059	1,457,422
Accumulated deficit	(183,378)	(178,646)
Accumulated other comprehensive loss	(38,184)	(37,866)
Total stockholders' equity	1,215,978	1,228,507
Total liabilities and stockholders' equity	$2,360,979	$2,356,194
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | March 28, 2026 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Net sales	$370,073	$359,343
Cost of sales (exclusive of depreciation and amortization shown separately below)	201,496	190,740
Selling, warehouse, general and administrative expenses	124,571	119,052
Depreciation	21,999	19,395
Amortization	15,276	15,415
Other income, net	(483)	(274)
Income from operations	7,214	15,015
Interest expense, net	13,005	14,460
Refinancing costs	—	906
Loss before income taxes	(5,791)	(351)
Income tax benefit	(1,059)	(34)
Net loss	$(4,732)	$(317)

Basic and diluted net loss per share	$(0.02)	$(0.00)
Weighted average basic and diluted shares outstanding	196,626	197,284

Net loss from above	$(4,732)	$(317)
Other comprehensive loss:
Foreign currency translation adjustments	(1,315)	682
Hedging activity, net of tax	997	(1,990)
Total other comprehensive loss	(318)	(1,308)
Comprehensive loss	$(5,050)	$(1,625)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | March 28, 2026 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Cash flows from operating activities:
Net loss	$(4,732)	$(317)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	37,275	34,810
Deferred income taxes	218	(974)
Deferred financing and original issue discount amortization	1,253	1,257
Stock-based compensation expense	4,007	3,278
Loss on debt restructuring	—	906
Cash paid to third parties in connection with debt restructuring	—	(906)
Loss (gain) on disposal of property and equipment	14	(139)
Change in fair value of contingent consideration	(509)	(326)
Changes in operating items:
Accounts receivable, net	(24,128)	(24,617)
Inventories, net	2,909	7,319
Other assets	(3,950)	(2,152)
Accounts payable	(1,548)	11,340
Accrued salaries and wages	(25,415)	(20,769)
Other accrued expenses	(4,927)	(9,365)
Net cash used for operating activities	(19,533)	(655)
Cash flows from investing activities:
Capital expenditures	(14,815)	(20,658)
Other investing activities	(55)	(67)
Net cash used for investing activities	(14,870)	(20,725)
Cash flows from financing activities:
Repayments of senior term loans	(2,128)	(2,128)
Borrowings on revolving credit loans	72,162	62,000
Repayments of revolving credit loans	(25,000)	(44,000)
Principal payments under finance lease obligations	(1,484)	(1,270)
Proceeds from exercise of stock options	1,483	306
Repurchases of common stock	(10,116)	—
Payments of contingent consideration	(77)	(75)
Other financing activities	(114)	(440)
Net cash provided by financing activities	34,726	14,393
Effect of exchange rate changes on cash	132	(1,214)
Net increase (decrease) in cash and cash equivalents	455	(8,201)
Cash and cash equivalents at beginning of period	27,276	44,510
Cash and cash equivalents at end of period	$27,731	$36,309
Supplemental disclosure of cash flow information:
Interest paid	$9,989	$13,893
Income taxes paid	1,037	2,016
Capital expenditures in accounts payable	657	1,614
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | March 28, 2026 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock Amount	Treasury Stock Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Thirteen weeks ended March 28, 2026
Balance at December 27, 2025	$20	$(12,423)	$1,457,422	$(178,646)	$(37,866)	$1,228,507
Net loss	—	—	—	(4,732)	—	(4,732)
Stock option activity, stock awards and employee stock purchase plan	—	—	2,637	—	—	2,637
Repurchases of common stock	—	(10,116)	—	—	—	(10,116)
Hedging activity, net of tax	—	—	—	—	997	997
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,315)	(1,315)
Balance at March 28, 2026	$20	$(22,539)	$1,460,059	$(183,378)	$(38,184)	$1,215,978

Thirteen weeks ended March 29, 2025
Balance at December 28, 2024	$20	$—	$1,442,958	$(218,951)	$(41,656)	$1,182,371
Net loss	—	—	—	(317)	—	(317)
Stock option activity, stock awards and employee stock purchase plan	—	—	1,307	—	—	1,307
Hedging activity, net of tax	—	—	—	—	(1,990)	(1,990)
Change in cumulative foreign currency translation adjustment	—	—	—	—	682	682
Balance at March 29, 2025	$20	$—	$1,444,265	$(219,268)	$(42,964)	$1,182,053
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | March 28, 2026 Form 10-Q

1. BASIS OF PRESENTATION
The accompanying condensed financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen weeks ended March 28, 2026. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 28, 2026 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 27, 2025 and notes thereto included in the Form 10-K filed on February 17, 2026 with the Securities and Exchange Commission (“SEC”).
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
Hillman provides and, on a limited basis, produces products such as fasteners and related hardware items; rod, shapes, and sheets; keys, key duplication systems, and accessories; personal protective equipment such as gloves, work gear, paint and cleaning wipes and cloths; rope and chain; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors.
Reclassifications:
Due to the segment realignment that occurred in the second quarter of 2025, certain amounts in the prior year Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior periods’ condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of cash flows, or condensed consolidated statements of stockholders' equity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K filed on February 17, 2026 with the SEC.
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

5 | March 28, 2026 Form 10-Q

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

The following tables display our disaggregated revenue by product category. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation. See Note 15 - Segment Reporting for more information.

Thirteen weeks ended March 28, 2026
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$224,916	$—	$28,827	$253,743
Personal Protective	56,392	—	1,330	57,722
Keys and Key Fobs	—	46,930	2,538	49,468
Engraving and Resharp	—	9,132	8	9,140
Total Revenue	$281,308	$56,062	$32,703	$370,073

Thirteen weeks ended March 29, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$209,548	$—	$25,050	$234,598
Personal Protective	68,461	—	1,231	69,692
Keys and Key Fobs	—	42,979	2,136	45,115
Engraving and Resharp	—	9,931	7	9,938
Total Revenue	$278,009	$52,910	$28,424	$359,343

The following tables disaggregate our revenue by geographic location. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation. See Note 15 - Segment Reporting for more information.

6 | March 28, 2026 Form 10-Q

Thirteen weeks ended March 28, 2026
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$277,223	$56,062	$—	$333,285
Canada	—	—	32,703	32,703
Mexico	4,085	—	—	4,085
Consolidated	$281,308	$56,062	$32,703	$370,073

Thirteen weeks ended March 29, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$274,065	$52,910	$—	$326,975
Canada	—	—	28,424	28,424
Mexico	3,944	—	—	3,944
Consolidated	$278,009	$52,910	$28,424	$359,343

The Company's revenue by geography is allocated based on the location of its sales operations.
Hardware and Protective Solutions' revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, rope and chain, and personal protective equipment such as gloves, work gear, paint and cleaning wipes and cloths, as well as accessories, and in-store merchandising services for the related product category.
Robotics and Digital Solutions revenues consist primarily of sales of keys, automotive keys, and identification tags through self-service key duplication and engraving kiosks. It also includes our associate-assisted key duplication systems.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
On January 6, 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, as an amendment to ASU 2024-03. This ASU mandates that public business entities provide detailed disclosures in the notes to their financial statements, breaking down certain expense categories presented on the income statement into specified natural expense components. This enhanced disclosure aims to provide investors with more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general, and administrative expenses (SG&A),

7 | March 28, 2026 Form 10-Q

and research and development. The amendments introduced by ASU 2025-01 are effective for public business entities for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact provided by the new standard.
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

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 27, 2025				March 28, 2026
Hardware and Protective Solutions	$592,527	$—	$—	$29	$592,556
Robotics and Digital Solutions	210,356	—	—	—	210,356
Canada	27,864	—	—	(404)	27,460
Total	$830,747	$—	$—	$(375)	$830,372
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada, Hardware Solutions, and Protective Solutions reporting units.
Other intangibles, net, as of March 28, 2026 and December 27, 2025 consist of the following:

8 | March 28, 2026 Form 10-Q

	Estimated Useful Life (Years)			March 28, 2026	December 27, 2025
Customer relationships	9	-	20	$956,495	$956,880
Trademarks - indefinite	Indefinite			85,191	85,274
Trademarks - other	2	-	15	29,549	29,549
Technology and patents	5	-	12	67,262	67,216
Intangible assets, gross				1,138,497	1,138,919
Less: Accumulated amortization				607,790	592,748
Other intangibles, net				$530,707	$546,171

The amortization expense for intangible assets for the thirteen weeks ended March 28, 2026 was $15,276, and the thirteen weeks ended March 29, 2025 was $15,415, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen weeks ended March 28, 2026, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.
5. COMMITMENTS AND CONTINGENCIES
Insurance Coverage
The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $3,419 recorded for such risks is adequate as of March 28, 2026.
As of March 28, 2026, the Company has provided certain vendors and insurers letters of credit aggregating to $3,250 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $3,472 recorded for such risks is adequate as of March 28, 2026.
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
Litigation

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On April 15, 2026, Hillman filed a lawsuit in the U.S. Court

9 | March 28, 2026 Form 10-Q

of International Trade against the United States of America seeking a full refund of all IEEPA tariffs that Hillman has paid to the United States. The financial impact of these events is uncertain, as it is unclear to what extent duties will be refunded by CBP, how effective the refund process will be, the timeline that refunds could be issued, or if we can fully collect on any refunds owed. We are evaluating the impact of these developments on our business and financial statements. No adjustments have been recorded in the accompanying unaudited condensed consolidated financial statements as we cannot reasonably estimate the financial impact; however, it is reasonably possible that it could be material.

We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

6. RELATED PARTY TRANSACTIONS
Sales to related parties, which are included in net sales, consist of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, Executive Chairman of Ollie's since 2025, and before that President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $203 in the thirteen weeks ended March 28, 2026 and immaterial in the thirteen weeks ended March 29, 2025.
In late 2024, the Company signed a contract with Ollie's to place Minute Key and Quick-Tag machines in select Ollie's locations. The Company paid royalty shares to Ollie's as a result of this agreement. The payments to related parties were immaterial in the thirteen weeks ended March 28, 2026 and in the thirteen weeks ended March 29, 2025.

7. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen weeks ended March 28, 2026, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax loss to calculate the income tax benefit.
For the thirteen weeks ended March 28, 2026, the effective income tax rate was 18.3%. The Company recorded an income tax benefit for the thirteen weeks ended March 28, 2026 of $1,059. The difference between the expected statutory tax rate and the effective tax rate for the thirteen weeks ended March 28, 2026 was the result of certain non-deductible expenses and state and foreign income taxes.
For the thirteen weeks ended March 29, 2025, the effective income tax rate was 9.7%. The Company recorded an income tax benefit for the thirteen weeks ended March 29, 2025 of $34. The effective tax rate for the thirteen weeks ended March 29, 2025 was the result of certain non-deductible expenses and state and foreign income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including, among others, making 100% bonus depreciation permanent, allowing for the expensing of domestic research costs, and modifying the business interest expense limitation calculation. These changes were incorporated into our income tax provision for the thirteen week period ended March 28, 2026. Although we do not expect the OBBBA to have a material impact on our effective tax rate, we do expect favorable changes to the timing of cash tax payments in the current fiscal year and future periods.

8. LONG-TERM DEBT
The following table summarizes the Company’s debt:

10 | March 28, 2026 Form 10-Q

	March 28, 2026	December 27, 2025
Revolving loans	$83,162	$36,000
Senior Term Loan, due 2028	634,832	636,960
Finance lease & other obligations	19,851	20,090
	737,845	693,050
Unamortized discount on Senior Term Loan	(1,876)	(2,087)
Current portion of long-term debt and finance leases	(14,898)	(14,830)
Deferred financing fees	(7,016)	(7,796)
Total long-term debt, net	$714,055	$668,337
As of March 28, 2026, the Asset-Backed Loan ("ABL") Revolver had an outstanding balance of $83,162, and had outstanding letters of credit of $3,250. Certain portions of the ABL Revolver are separately available to the Company’s United States and Canadian subsidiaries, each of which currently maintains outstanding borrowings of $81,000 and $2,162, respectively. The Company has $254,691 of available borrowings under the revolving credit facility as a source of liquidity as of March 28, 2026 based on the customary ABL borrowing base and availability provisions.
On January 14, 2025, the Company entered into a Repricing Amendment (2025 Repricing Amendment) on its existing Senior Term Loan due July 14, 2028. The 2025 Repricing Amendment (i) reduces the interest rate per annum applicable to the Term Loan outstanding from SOFR plus a margin varying from 2.25% to 2.50% to SOFR plus a margin of 2.00%, as well as a 1.00% margin for ABR Loans and (ii) implements a 1% prepayment premium for the existing Term Loan to apply to Repricing Transactions that occur within six months after the effective date of the 2025 Repricing Amendment. In connection with the closing of the 2025 Repricing Amendment, the Company expensed $906 of new fees in 2025.
9. LEASES
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
The components of operating and finance lease costs for the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025 were as follows:

	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Operating lease costs	$6,292	$5,648
Short term lease costs	1,239	713
Variable lease costs	143	602
Finance lease costs:
Amortization of right of use assets	1,501	1,271
Interest on lease liabilities	281	223
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $7,674, and $6,963 in the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025, respectively. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area

11 | March 28, 2026 Form 10-Q

maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles, and short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 28, 2026 and December 27, 2025:

	March 28, 2026		December 27, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	4.67	3.90	4.84	4.00
Weighted average discount rate	6.15%	5.80%	6.18%	5.82%
Supplemental balance sheet information related to the Company's finance leases was as follows as of March 28, 2026 and December 27, 2025:

	March 28, 2026	December 27, 2025
Finance lease assets, net, included in property plant and equipment	$18,618	$18,778

Current portion of long-term debt	5,655	5,599
Long-term debt, less current portion	13,425	13,619
Total principal payable on finance leases	$19,080	$19,218
Supplemental cash flow information related to the Company's operating and finance leases was as follows for the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025:

	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$5,851	$5,468
Operating cash outflow from finance leases	281	207
Financing cash outflow from finance leases	1,484	1,270
Maturities of our lease liabilities for all operating and finance leases are as follows as of March 28, 2026:

	Operating Leases	Finance Leases
Remaining 2026	$17,627	$5,012
2027	22,412	5,571
2028	19,945	4,536
2029	15,289	3,807
2030	9,829	2,180
Thereafter	10,765	100
Total future minimum rental commitments	95,867	21,206
Less - amounts representing interest	(12,502)	(2,126)
Present value of lease liabilities	$83,365	$19,080
In July 2025, the Company entered into one additional operating lease for a new property located in Forest Park, Ohio for the purpose of consolidating office, warehouse, and distribution in the Cincinnati area. Occupancy has not yet commenced and the estimated future minimum rental commitments for the Forest Park lease are approximately $4.5 million per year beginning in late summer 2027 and increasing 3.25% per year thereafter for 15 years.

12 | March 28, 2026 Form 10-Q

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
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases (amounts in thousands):

Thirteen weeks ended March 28, 2026
Total number of shares repurchased	(1,221)
Total cost of shares repurchased (1)	$(10,116)
(1) The Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as a part of the cost basis of the shares within treasury stock.
The cost of shares repurchased may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period and excise taxes incurred on share repurchases.
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding (amounts in thousands).

13 | March 28, 2026 Form 10-Q

	Common Stock (Shares)	Treasury Stock (Shares)	Total Net Shares Outstanding
Thirteen weeks ended March 28, 2026
Balance at December 27, 2025	197,857	(1,370)	196,487
Stock option activity, stock awards and employee stock purchase plan	1,089	—	1,089
Repurchases of common stock	—	(1,221)	(1,221)
Balance at March 28, 2026	198,946	(2,591)	196,355

Thirteen weeks ended March 29, 2025
Balance at December 28, 2024	196,706	—	196,706
Stock option activity, stock awards and employee stock purchase plan	675	—	675
Repurchases of common stock	—	—	—
Balance at March 29, 2025	197,381	—	197,381
Accumulated Other Comprehensive Income (Loss)
The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 28, 2024 to March 28, 2026, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2024	$(41,656)
Other comprehensive income before reclassifications	5,842
Amounts reclassified from other comprehensive loss	(2,052)
Net current period other comprehensive income (1)	3,790
Balance at December 27, 2025	(37,866)
Other comprehensive loss before reclassifications	(314)
Amounts reclassified from other comprehensive loss	(4)
Net current period other comprehensive loss (2)	(318)
Balance at March 28, 2026	(38,184)
1.During the year ended December 27, 2025, the Company deferred a loss of $1,956, reclassified a gain of $2,052 including tax expense of $1,002 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 13 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the thirteen weeks ended March 28, 2026, the Company deferred a loss of $1,333, reclassified a gain of $4 and a tax benefit of $332 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 13 - Derivatives and Hedging for additional information on the interest rate swaps.
11. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan did not have any stock compensation expense recognized in the thirteen weeks ended March 28, 2026. Stock compensation expense of $73 was recognized in the thirteen weeks ended March 29, 2025.

14 | March 28, 2026 Form 10-Q

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
The 2021 Equity Incentive Plan had stock compensation expense of $3,865 and $3,077 was recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025, respectively.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025, there was approximately $142 and $128 of compensation expense related to the ESPP recognized, respectively.

15 | March 28, 2026 Form 10-Q

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

	Thirteen Weeks Ended March 28, 2026
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(4,732)	196,626	(0.02)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(4,732)	196,626	(0.02)

	Thirteen Weeks Ended March 29, 2025
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(317)	197,284	(0.00)
Dilutive effect of stock options and awards	—	—	—
Net loss per diluted common share	$(317)	197,284	(0.00)
Stock options and awards outstanding totaling 3,678 were excluded from the computation for the thirteen weeks ended March 28, 2026, and 3,114 for the thirteen weeks ended March 29, 2025, as they would have had an antidilutive effect under the treasury stock method.
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

16 | March 28, 2026 Form 10-Q

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
The following table summarizes the Company's derivative financial instruments:

	Asset Derivatives			Liability Derivatives
		As of March 28, 2026	As of December 27, 2025		As of March 28, 2026	As of December 27, 2025
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2024 Swap 1	Other current/other non-current assets	—	—	Other non-current liabilities	(101)	(670)
2024 Swap 2	Other current/other non-current assets	171	—	Other non-current liabilities	—	(589)
Total hedging instruments:		$171	$—		$(101)	$(1,259)
Foreign Currency Forward Contracts
As of March 28, 2026 and December 27, 2025 the Company entered into foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$2,594 and C$1,551 as of March 28, 2026 and December 27, 2025, respectively. The total fair value of the foreign currency forward contracts was $2,615 and $1,504 as of March 28, 2026 and December 27, 2025, respectively, and was reported on the accompanying Condensed Consolidated Balance Sheets in other accrued expenses. A loss in other income of $24 and gain in other income of $160 was recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the change in fair value during the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025, respectively.
The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in other (income) expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).
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

17 | March 28, 2026 Form 10-Q

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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of March 28, 2026
	Level 1	Level 2	Level 3	Total
Trading securities	$773	$—	$—	$773
Interest rate swaps	—	70	—	70
Foreign exchange forward contracts	—	2,615	—	2,615
Contingent consideration payable	—	—	3,772	3,772

	As of December 27, 2025
	Level 1	Level 2	Level 3	Total
Trading securities	$847	$—	$—	$847
Interest rate swaps	—	(1,259)	—	(1,259)
Foreign exchange forward contracts	—	1,504	—	1,504
Contingent consideration payable	—	—	4,358	4,358
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of March 28, 2026 and December 27, 2025, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of March 28, 2026 and December 27, 2025, the foreign exchange forward contracts were included in other accrued expenses on the accompanying Condensed Consolidated Balance Sheets.
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
The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for Resharp and Instafob as of March 28, 2026.

18 | March 28, 2026 Form 10-Q

	Resharp		Instafob
	Other accrued expenses	Other non-current liabilities	Other accrued expenses	Other non-current liabilities	Total
Fair value as of December 27, 2025	$229	$4,071	$25	$33	$4,358
Fair value of cash consideration paid	(74)	—	(3)	—	(77)
Change in fair value of contingent consideration	70	(596)	(3)	20	(509)
Fair value as of March 28, 2026	$225	$3,475	$19	$53	$3,772
Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and term loan approximate the fair value at March 28, 2026 and December 27, 2025 as the interest rate is variable and approximates current market rates of debt based on observable market transactions with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 13 - Derivatives and Hedging.
15. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of March 28, 2026.
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
The tables below present net sales, significant segment expenses, and segment adjusted EBITDA for the reportable segments for the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025. See Note 2 - Summary of Significant Accounting Policies for a reconciliation of total reportable segments' revenues to consolidated revenues. Certain amounts in the prior year Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior period's condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of cash flows, or condensed consolidated statements of stockholders' equity.

19 | March 28, 2026 Form 10-Q

Hardware and Protective Solutions	Thirteen weeks ended March 28, 2026	Thirteen weeks ended March 29, 2025
Net sales	$281,308	$278,009

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	167,293	159,223
Adjusted selling expense(1)	30,297	28,900
Adjusted warehouse expense (2)	34,586	34,845
Adjusted general and administrative expense(3)	17,373	16,944
Other segment items	(137)	(162)
Segment adjusted EBITDA	$31,896	$38,259
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

Robotics and Digital Solutions	Thirteen weeks ended March 28, 2026	Thirteen weeks ended March 29, 2025
Net sales	$56,062	$52,910

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	14,170	14,897
Adjusted selling expense(1)	19,392	16,528
Adjusted warehouse expense (2)	2,479	2,437
Adjusted general and administrative expense(3)	3,806	4,450
Other segment items(4)	15	61
Segment adjusted EBITDA	$16,200	$14,537
1.Adjusted selling expense excludes expense related to corporate restructuring activities.
2.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
3.Adjusted general and administrative expense excludes stock compensation expense, acquisition and integration expense, consulting expense and legal charges related to settlements, see Note 5 - Commitments and Contingencies.
4.Other excludes the gain or loss on the revaluation of our contingent consideration liability, see Note 14 - Fair Value Measurements.

20 | March 28, 2026 Form 10-Q

Canada	Thirteen weeks ended March 28, 2026	Thirteen weeks ended March 29, 2025
Net sales	$32,703	$28,424

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	20,033	16,620
Adjusted selling expense(1)	3,655	3,198
Adjusted warehouse expense (2)	5,163	4,966
Adjusted general and administrative expense(3)	1,710	1,759
Other segment items	148	151
Segment adjusted EBITDA	$1,994	$1,730
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

	Thirteen weeks ended March 28, 2026	Thirteen weeks ended March 29, 2025
Hardware and Protective Solutions	$31,896	$38,259
Robotics and Digital Solutions	16,200	14,537
Canada	1,994	1,730
Total adjusted EBITDA	50,090	54,526
Interest expense, net	13,005	14,460
Depreciation	21,999	19,395
Amortization	15,276	15,415
Stock compensation expense	4,007	3,278
Restructuring and other costs	2,011	1,691
Transaction and integration expense	92	58
Change in fair value of contingent consideration	(509)	(326)
Refinancing costs	—	906
Total adjusting items	55,881	54,877
Loss before income taxes	$(5,791)	$(351)

16. SUBSEQUENT EVENTS
On April 3, 2026, the Company completed the acquisition of Campbell Chain and Fittings (“Campbell”) from Apex Tool Group. Campbell is a widely recognized provider of industrial chain and chain-related products including welded and weldless chain, forged fittings, overhead lifting, and lifting clamp products. Campbell has business operations in North America and its financial results will reside in the Company's Hardware and Protective Solutions reportable segment.

21 | March 28, 2026 Form 10-Q

On April 10, 2026, the Company completed the acquisition of Delaney Hardware ("Delaney"). Delaney Hardware is a U.S.-based supplier of door hardware and related products used in residential, multifamily, and commercial construction. Their core offerings include door hardware for residential, multi‑family & light commercial, builder’s‑grade hardware, sliding door & specialty hardware, bath & trim hardware and builder & project services (keying, project quotes). Delaney's financial results will reside in the Company's Hardware and Protective Solutions reportable segment.

22 | March 28, 2026 Form 10-Q

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes in addition to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025.
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
All forward-looking statements are made in good faith by the Company and are intended to qualify for the safe harbor from liability established by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You should not rely on these forward-looking statements as predictions of future events. Words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," “target”, “goal”, "may," "will," "could," "should," "believes," "predicts," "potential," "continue," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, the Company’s expectations with respect to future performance. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside the Company's control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) unfavorable economic conditions that may affect our and our customers’, suppliers’ and other business partners’ operations, financial condition and cash flows including spending on home renovation or construction projects, inflation, recessions, instability in the financial markets or credit markets; (2) increased supply chain costs, including tariffs, raw materials, sourcing, transportation and energy; (3) the highly competitive nature of the markets that we serve; (4) the ability to continue to innovate with new products and services; (5) seasonality; (6) large customer concentration; (7) the ability to recruit and retain qualified employees; (8) the outcome of any legal proceedings that may be instituted against the Company; (9) adverse changes in currency exchange rates; or (10) regulatory changes and potential legislation that could adversely impact financial results. The foregoing list of factors is not exclusive, and readers should also refer to those risks that are included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K filed on February 17, 2026. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
Except as required by applicable law, the Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements in this communication to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.
GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $370.1 million in the thirteen weeks ended March 28, 2026. Hillman sells its products to hardware stores, home improvement centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, and Mexico. Product lines include thousands of small hardware parts such as fasteners and related items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eyewear; rope and chain; and identification items, such as tags and letters, numbers, and signs. We support product sales

23 | March 28, 2026 Form 10-Q

with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
RECENT DEVELOPMENTS
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On April 15, 2026, Hillman filed a lawsuit in the U.S. Court of International Trade against the United States of America seeking a full refund of all IEEPA tariffs that Hillman has paid to the United States. The financial impact of these events is uncertain, as it is unclear to what extent duties will be refunded by CBP, how effective the refund process will be, the timeline that refunds could be issued, or if we can fully collect on any refunds owed. We are evaluating the impact of these developments on our business and financial statements. No adjustments have been recorded in the accompanying unaudited condensed consolidated financial statements as we cannot reasonably estimate the financial impact; however, it is reasonably possible that it could be material.

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
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers, particularly those located in China and Taiwan, because we purchase a majority of our products for resale from multiple vendors located in these countries. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the CNY by approximately 1.4% in the thirteen weeks ended March 28, 2026, declined by 4.0% in 2025, and increased by 2.8% in 2024. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 1.7% in the thirteen weeks ended March 28, 2026, declined by 4.2% in 2025, and increased by 7.1% in 2024.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 1.5% in the thirteen weeks ended March 28, 2026, declined by 5.2% in 2025, and increased by 9.0% in 2024.
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

24 | March 28, 2026 Form 10-Q

on our results. (see Recent Developments - Tariff Environment of Item 2 - Management’s Discussion and Analysis above and Risk Factors of Part II - Other Information for additional information).

Thirteen weeks ended March 28, 2026 vs the Thirteen weeks ended March 29, 2025
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended March 28, 2026 were $370.1 million compared to net sales of $359.3 million for the thirteen weeks ended March 29, 2025, an increase of approximately $10.7 million or 3.0%.
•Net loss for the thirteen weeks ended March 28, 2026 was $(4.7) million, or $(0.02) per diluted share, compared to a net loss of $(0.3) million, or $(0.00) per diluted share for the thirteen weeks ended March 29, 2025.
•Adjusted EBITDA(1) totaled $50.1 million versus $54.5 million in the thirteen weeks ended March 28, 2026 and in the thirteen weeks ended March 29, 2025, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended March 28, 2026 and the thirteen weeks ended March 29, 2025.

	Thirteen weeks ended March 28, 2026		Thirteen weeks ended March 29, 2025
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$370,073	100.0%	$359,343	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	201,496	54.4	190,740	53.1
Selling, warehouse, general and administrative expenses	124,571	33.7	119,052	33.1
Depreciation	21,999	5.9	19,395	5.4
Amortization	15,276	4.1	15,415	4.3
Other income, net	(483)	(0.1)	(274)	(0.1)
Income from operations	7,214	1.9	15,015	4.2
Interest expense, net	13,005	3.5	14,460	4.0
Refinancing costs	—	—	906	0.3
Loss before income taxes	(5,791)	(1.6)	(351)	(0.1)
Income tax benefit	(1,059)	(0.3)	(34)	—
Net loss	$(4,732)	(1.3)%	$(317)	(0.1)%

Adjusted EBITDA(1)	$50,090	13.5%	$54,526	15.2%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net loss to Adjusted EBITDA.

25 | March 28, 2026 Form 10-Q

Net Sales by Segment

	Thirteen weeks ended March 28, 2026	% of Net Sales	Thirteen weeks ended March 29, 2025	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$281,308	76.0%	$278,009	77.4%	$3,299	1.2%
Robotics and Digital Solutions	56,062	15.1	52,910	14.7	3,152	6.0
Canada	32,703	8.8	28,424	7.9	4,279	15.1
Consolidated	$370,073		$359,343		$10,730	3.0%
We evaluate our net sales growth by measuring changes from new business wins (e.g. new customers, new product lines, or categories at existing customers), mergers and acquisitions, and core performance of the existing business. We define core performance as the impact of the following factors on our existing base of business: market volume growth, change in customer footprint, product category management, price increases and/or decreases, and the impact of foreign currency exchange. During the quarter, our business was impacted by macroeconomic influences like economic uncertainty and concerns over housing affordability resulting from the combined pressure of high home prices and elevated interest rates, both of which impact existing home sales and repair and remodel spending on the home. During the first quarter of 2026, net sales increased by $10.7 million or 3.0%.
Our Hardware and Protective Solutions segment increased by $3.3 million, or 1.2%. Primarily driving the increase was 2.9% in new business wins, partially offset by a 1.7% decline in core performance. Our core performance was by impacted low double digit volume declines partially offset by a low double digit increase from pricing increases.
Our Robotics and Digital Solutions segment increased by $3.2 million, or 6.0%. Primarily driving the increase was 9.0% in new business wins offset by a 3.0% decrease in core performance. Core performance within RDS was negatively impacted by low double digit volume declines partially offset by the high single digit impact of price increases.
Lastly, our Canada segment increased by $4.3 million, or 15.1%. Primarily driving the increase was 15.5% in new business wins, partially offset by a 0.4% decline in core performance. Canada's core performance was negatively impacted by mid-single digit volume declines partially offset by the favorable mid-single digit impact of foreign exchange.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Thirteen weeks ended March 28, 2026	% of Segment Net Sales	Thirteen weeks ended March 29, 2025	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$167,293	59.5%	$159,223	57.3%	$8,070	5.1%
Robotics and Digital Solutions	14,170	25.3	14,897	28.2	(727)	(4.9)
Canada	20,033	61.3	16,620	58.5	3,413	20.5
Consolidated	$201,496	54.4%	$190,740	53.1%	$10,756	5.6%
Hardware and Protective Solutions' cost of sales as a percentage of net sales increased primarily due increased tariff costs and change in product costs.
Robotics and Digital Solutions' cost of sales as a percentage of net sales decreased due to price increases and sales mix.
Canada cost of sales as a percentage of net sales increased primarily due to increased product and shipping costs along with customer and product mix.
Selling, Warehouse, and General and Administrative Expenses
The following table summarizes selling, warehouse, and general and administrative expense ("SG&A") by segment:

26 | March 28, 2026 Form 10-Q

	Thirteen weeks ended March 28, 2026	% of Segment Net Sales	Thirteen weeks ended March 29, 2025	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$87,649	31.2%	$85,403	30.7%	$2,246	2.6%
Robotics and Digital Solutions	26,175	46.7	23,668	44.7	2,507	10.6
Canada	10,747	32.9	9,981	35.1	766	7.7
Consolidated	$124,571	33.7%	$119,052	33.1%	$5,519	4.6%
Hardware and Protective Solutions' SG&A increased due to the following:
•Selling expense increased $1.5 million due to increased compensation costs.
•Warehouse expense increased $0.7 million primarily due to costs associated with our Cincinnati, Ohio distribution center consolidation project.
•General and administrative expense (“G&A”) was comparable to prior year.
Robotics and Digital Solutions' SG&A increased due to the following:
•Selling expense increased $2.9 million primarily due to increased variable selling expenses due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•G&A expense decreased $0.5 million primarily due to reduced variable compensation.
•Warehouse expense was comparable to prior year.
Canada SG&A increased due to the following:
•Selling expense increased by $0.5 million primarily due increased variable selling expenses.
•Warehouse expense increased by $0.2 million primarily due primarily due to higher sales volumes.
•G&A expense was comparable to prior year.
Other Operating Expenses
Depreciation expense increased $2.6 million due to capital spend on merchandising racks and key duplication kiosks.
Amortization expense in the thirteen weeks ended March 28, 2026 was comparable to prior year quarter.
In the thirteen weeks ended March 28, 2026, other income (expense) consisted primarily of a $0.5 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 14 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) along with $0.2 million in rebate income. This was partially offset by exchange rate losses of $0.2 million.
In the thirteen weeks ended March 29, 2025, other income (expense) consisted primarily of a $0.3 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob.
Income from Operations

	Thirteen weeks ended March 28, 2026	Thirteen weeks ended March 29, 2025	$ Change	% Change
Hardware and Protective Solutions	$4,011	$11,470	$(7,459)	(65.0)%
Robotics and Digital Solutions	2,655	3,056	(401)	(13.1)
Canada	548	489	59	12.1
Total segment income from operations	$7,214	$15,015	$(7,801)	(52.0)%
Income from operations in our Hardware and Protective Solutions segment decreased $7.5 million due to the changes in net sales, cost of sales, and SG&A expenses described above and an increase in depreciation expense of $0.6 million due to capital spend on merchandising racks.

27 | March 28, 2026 Form 10-Q

Income from operations in our Robotics and Digital Solutions segment decreased $0.4 million. The $0.4 million decrease is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, and an increase in depreciation expense of $1.9 million due to capital spend on key duplication kiosks and machines. Additionally, we saw an increase of $0.2 million in other income driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations was comparable with the prior year.
Interest expense, net, decreased $1.5 million in the thirteen weeks ended March 28, 2026 primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2025 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes
For the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025, the effective income tax rate was 18.3% and 9.7%, respectively. The Company recorded an income tax benefit for the thirteen weeks ended March 28, 2026 of $1.1 million based on a pre-tax loss of $5.8 million, and an income tax benefit for the thirteen weeks ended March 29, 2025 of $0.03 million based on a pre-tax loss of $0.35 million.
In 2026 and 2025, the effective tax rate differed from the U.S. federal statutory tax rate due to state and foreign income taxes and certain non-deductible expenses.
See Note 7 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.
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
The following table presents a reconciliation of net loss, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

28 | March 28, 2026 Form 10-Q

(dollars in thousands)	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Net loss	$(4,732)	$(317)
Income tax benefit	(1,059)	(34)
Interest expense, net	13,005	14,460
Depreciation	21,999	19,395
Amortization	15,276	15,415
EBITDA	$44,489	$48,919

Stock compensation expense	4,007	3,278
Restructuring and other(1)	2,011	1,691
Transaction and integration expense (2)	92	58
Change in fair value of contingent consideration	(509)	(326)
Refinancing costs (3)	—	906
Adjusted EBITDA	$50,090	$54,526
(1)Includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities.
(2)Transaction and integration expense includes professional fees and other costs related to acquisition activity, including the to the Campbell Chain and Fittings and Delaney Hardware acquisitions in 2026 (see Note 16 - Subsequent Events of the Notes to Condensed Consolidated Financial Statements for additional information).
(3)In the first quarter of 2025, we entered into a Repricing Amendment (2025 Repricing Amendment) on our existing Senior Term Loan due July 14, 2028 (see Note 8 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measure under GAAP, to segment Adjusted EBITDA for the periods presented.

29 | March 28, 2026 Form 10-Q

Thirteen weeks ended March 28, 2026	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$4,011	$2,655	$548
Depreciation and amortization	22,491	13,557	1,227
Stock compensation expense	3,511	315	181
Restructuring and other	1,791	182	38
Transaction and integration expense	92	—	—
Change in fair value of contingent consideration	—	(509)	—
Adjusted EBITDA	$31,896	$16,200	$1,994

Thirteen weeks ended March 29, 2025	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$11,470	$3,056	$489
Depreciation and amortization	22,076	11,553	1,181
Stock compensation expense	2,848	231	199
Restructuring and other	1,809	21	(139)
Transaction and integration expense	56	2	—
Change in fair value of contingent consideration	—	(326)	—
Adjusted EBITDA	$38,259	$14,537	$1,730

LIQUIDITY AND CAPITAL RESOURCES
Our working capital position, which we define as current assets minus current liabilities, of $442.8 million as of March 28, 2026 represents an increase of $53.9 million from the December 27, 2025 level of $388.9 million driven by seasonality of the business and tariff costs. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets and economic uncertainties driven by increases in tariffs could impact our capital resources and liquidity in the future. We do expect the current tariff environment to increase our costs of products we import, which will increase our working capital position and unfavorably impact our future cash flows (see Recent Developments - Tariff Environment of Item 2 - Management’s Discussion and Analysis and Risk Factors of Part II - Other Information for additional information).
The following table presents the key categories of our condensed consolidated statements of cash flows:

	Thirteen weeks ended March 28, 2026	Thirteen weeks ended March 29, 2025	$ Change
Net cash used for operating activities	$(19,533)	$(655)	$(18,878)
Net cash used for investing activities	(14,870)	(20,725)	5,855
Net cash provided by financing activities	34,726	14,393	20,333
Net increase (decrease) in cash and cash equivalents	455	(8,201)	8,656
Operating Cash Flows:
Net cash used for operating activities for the thirteen weeks ended March 28, 2026 was unfavorably impacted by increases in accounts receivable and timing of supplier payments due to the seasonality of our business.

30 | March 28, 2026 Form 10-Q

Additionally, net cash used for operating activities was unfavorably impacted by a decrease in accrued incentive compensation related to the payout of 2025 incentive compensation.
Net cash used for operating activities for the thirteen weeks ended March 29, 2025 was unfavorably impacted by increases in accounts receivable due to the seasonality of our business in addition to a decrease in accrued incentive compensation related to the payout of 2024 incentive compensation.
Investing Cash Flows:
Capital Expenditures:
Cash of $14.8 million and $20.7 million was used in the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025, respectively, to invest in new key duplicating kiosks and merchandising racks.
Financing Cash Flows:
Term Loan:
The Company used $2.1 million of cash for principal payments on the senior term loan. As of March 28, 2026, we have outstanding borrowings of $634.8 million on the term loan. See Note 8 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.
ABL Revolver:
Our revolver draws, net of payments, provided cash of $47.2 million in the thirteen weeks ended March 28, 2026, primarily used to fund capital expenditures.
Our revolver draws, net of payments, provided cash of $18.0 million in the thirteen weeks ended March 29, 2025, to fund capital expenditures.
Treasury Stock:
In the thirteen weeks ended March 28, 2026, the Company repurchased $10.1 million of its common stock, see Note 10 - Equity and Accumulated Other Comprehensive Loss of the Notes to Consolidated Financial Statements for additional information.
Stock Option Exercises:
In the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025, the Company received $1.5 million and $0.3 million from the exercise of stock options, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of March 28, 2026, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 27, 2025, as filed with the Securities and Exchange Commission on February 17, 2026.

31 | March 28, 2026 Form 10-Q

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
Based on our exposure to variable rate borrowings at March 28, 2026, after consideration of our SOFR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.6 million.
FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $137.1 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of March 28, 2026. The foreign subsidiaries' net tangible assets were $85.2 million and the net intangible assets were $51.9 million as of March 28, 2026.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 13 - Derivatives and Hedging of the Condensed Notes to the accompanying Condensed Consolidated Financial Statements.
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

ITEM 4 - CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 28, 2026, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

32 | March 28, 2026 Form 10-Q

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

33 | March 28, 2026 Form 10-Q

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS
The Information required by this Item is set forth in Note 5 - Commitments and Contingencies, to the accompanying Condensed Consolidated Financial Statements included in this Form 10-Q and is incorporated into this Item by reference.
ITEM 1A – RISK FACTORS
There have been no material changes to the risks from those disclosed in the Form 10-K filed on February 17, 2026 with the Securities and Exchange Commission (“SEC”).

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2026, all of which were completed through open market purchases (shares in whole numbers, dollars in thousands):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
December 28, 2025 - January 24, 2026	91,726	$8.97	1,461,294	$86,754
January 25, 2026 - February 21, 2026	92,505	8.99	1,553,799	$85,922
February 22, 2026 - March 28, 2026	1,036,690	$8.16	2,590,489	$77,459
	1,220,921	$8.29	2,590,489
(1)On July 31, 2025, the Board of Directors of the Company authorized a share repurchase program of up to $100,000. The July 2025 authorization does not have a prescribed expiration date.
(2)Excludes excise taxes incurred on share repurchases.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. – OTHER INFORMATION

34 | March 28, 2026 Form 10-Q

Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 28, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

35 | March 28, 2026 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026 filed with the Securities and Exchange Commission on April 28, 2026, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 28, 2026 and December 27, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 28, 2026 and the thirteen weeks ended March 29, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 28, 2026 and the thirteen weeks ended March 29, 2025, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen weeks ended March 28, 2026 and the thirteen weeks ended March 29, 2025, and (v) Notes to Condensed Consolidated Financial Statements.

36 | March 28, 2026 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Principal Financial Officer}	(Principal Accounting Officer)
DATE: April 28, 2026

37 | March 28, 2026 Form 10-Q