Form 10-Q
period 2026-06-27
Hillman Solutions Corp.
filed 2026-08-04
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 31, 2026, 194,544,999 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of June 27, 2026	As of December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$35,839	$27,276
Accounts receivable, net of allowances of $2,484 ($1,944 - 2025)	154,694	114,926
Inventories, net	455,085	485,938
Other current assets	24,152	18,342
Total current assets	669,770	646,482
Property and equipment, net of accumulated depreciation of $466,189 ($428,726 - 2025)	228,637	231,482
Goodwill	829,833	830,747
Other intangibles, net of accumulated amortization of $622,666 ($592,748 - 2025)	515,187	546,171
Operating lease right of use assets	101,219	75,152
Other assets	31,532	26,160
Total assets	$2,376,178	$2,356,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,510	$141,662
Current portion of debt and finance lease liabilities	15,252	14,830
Current portion of operating lease liabilities	20,884	17,947
Accrued expenses:
Salaries and wages	15,610	35,790
Pricing allowances	11,980	8,098
Income and other taxes	9,899	9,466
Other accrued expenses	41,706	29,766
Total current liabilities	246,841	257,559
Long-term debt	678,112	668,337
Deferred tax liabilities	132,938	131,870
Operating lease liabilities	86,771	63,459
Other non-current liabilities	6,309	6,462
Total liabilities	$1,150,971	$1,127,687
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.0001 par value, 500,000,000 shares authorized, 199,136,010 and 194,803,383 issued and outstanding in 2026, respectively, and 197,857,100 and 196,487,532 shares issued and outstanding in 2025, respectively	20	20
Treasury stock, at cost, 4,332,627 shares in 2026 and 1,369,568 shares in 2025	(35,823)	(12,423)
Additional paid-in capital	1,463,264	1,457,422
Accumulated deficit	(162,258)	(178,646)
Accumulated other comprehensive loss	(39,996)	(37,866)
Total stockholders' equity	1,225,207	1,228,507
Total liabilities and stockholders' equity	$2,376,178	$2,356,194
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | June 27, 2026 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended June 27, 2026	Thirteen Weeks Ended June 28, 2025	Twenty-six Weeks Ended June 27, 2026	Twenty-six Weeks Ended June 28, 2025
Net sales	$442,251	$402,803	$812,324	$762,146
Cost of sales (exclusive of depreciation and amortization shown separately below)	234,162	208,338	435,658	399,078
Selling, warehouse, general and administrative expenses	133,983	123,707	258,554	242,759
Depreciation	22,535	19,848	44,534	39,243
Amortization	15,223	15,257	30,499	30,672
Other income, net	(4,585)	(664)	(5,068)	(938)
Income from operations	40,933	36,317	48,147	51,332
Interest expense, net	13,042	13,892	26,047	28,352
Refinancing costs	—	—	—	906
Income before income taxes	27,891	22,425	22,100	22,074
Income tax expense	6,771	6,593	5,712	6,559
Net income	$21,120	$15,832	$16,388	$15,515

Basic and diluted net income per share	$0.11	$0.08	$0.08	$0.08
Weighted average basic and diluted shares outstanding	195,881	197,593	196,254	197,439

Diluted net income per share	$0.11	$0.08	$0.08	$0.08
Weighted average diluted shares outstanding	196,891	198,676	197,993	199,257

Net income from above	$21,120	$15,832	$16,388	$15,515
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,962)	5,324	(3,277)	6,006
Hedging activity, net of tax	150	(559)	1,147	(2,549)
Total other comprehensive (loss) income	(1,812)	4,765	(2,130)	3,457
Comprehensive income	$19,308	$20,597	$14,258	$18,972
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | June 27, 2026 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Twenty-six Weeks Ended June 27, 2026	Twenty-six Weeks Ended June 28, 2025
Cash flows from operating activities:
Net income	$16,388	$15,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,033	69,915
Deferred income taxes	(467)	(3,101)
Deferred financing and original issue discount amortization	2,506	2,511
Stock-based compensation expense	7,362	6,835
Loss on debt restructuring	—	906
Cash paid to third parties in connection with debt restructuring	—	(906)
Gain on acquisition, net of deferred taxes	(4,721)	—
Gain on disposal of property and equipment	(77)	(63)
Change in fair value of contingent consideration	(352)	(567)
Changes in operating items:
Accounts receivable, net	(31,935)	(30,905)
Inventories, net	41,804	(20,812)
Other assets	(11,349)	(7,702)
Accounts payable	(13,395)	29,015
Accrued salaries and wages	(20,134)	(10,681)
Other accrued expenses	7,800	(1,908)
Net cash provided by operating activities	68,463	48,052
Cash flows from investing activities:
Acquisition of business, net of cash received	(7,218)	—
Capital expenditures	(32,595)	(38,175)
Other investing activities	(96)	(109)
Net cash used for investing activities	(39,909)	(38,284)
Cash flows from financing activities:
Repayments of senior term loans	(4,255)	(4,256)
Borrowings on revolving credit loans	105,645	79,000
Repayments of revolving credit loans	(95,617)	(92,000)
Principal payments under finance lease obligations	(3,193)	(2,653)
Proceeds from exercise of stock options	1,483	490
Repurchases of common stock	(23,400)	—
Payments of contingent consideration	(141)	(137)
Other financing activities	(477)	(855)
Net cash used for financing activities	(19,955)	(20,411)
Effect of exchange rate changes on cash	(36)	321
Net increase (decrease) in cash and cash equivalents	8,563	(10,322)
Cash and cash equivalents at beginning of period	27,276	44,510
Cash and cash equivalents at end of period	$35,839	$34,188
Supplemental disclosure of cash flow information:
Interest paid	$20,594	$29,003
Income taxes paid	5,310	8,646
Capital expenditures in accounts payable	822	883
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | June 27, 2026 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock Amount	Treasury Stock Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Twenty-six weeks ended June 27, 2026
Balance at December 27, 2025	$20	$(12,423)	$1,457,422	$(178,646)	$(37,866)	$1,228,507
Net loss	—	—	—	(4,732)	—	(4,732)
Stock option activity, stock awards and employee stock purchase plan	—	—	2,637	—	—	2,637
Repurchases of common stock	—	(10,116)	—	—	—	(10,116)
Hedging activity, net of tax	—	—	—	—	997	997
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,315)	(1,315)
Balance at March 28, 2026	$20	$(22,539)	$1,460,059	$(183,378)	$(38,184)	$1,215,978
Net Income	—	—	—	21,120	—	21,120
Stock option activity, stock awards and employee stock purchase plan	—	—	3,205	—	—	3,205
Repurchases of common stock	—	(13,284)	—	—	—	(13,284)
Hedging activity, net of tax	—	—	—	—	150	150
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,962)	(1,962)
Balance at June 27, 2026	$20	$(35,823)	$1,463,264	$(162,258)	$(39,996)	$1,225,207

Twenty-six weeks ended June 28, 2025
Balance at December 28, 2024	$20	$—	$1,442,958	$(218,951)	$(41,656)	$1,182,371
Net loss	—	—	—	(317)	—	(317)
Stock option activity, stock awards and employee stock purchase plan	—	—	1,307	—	—	1,307
Hedging activity, net of tax	—	—	—	—	(1,990)	(1,990)
Change in cumulative foreign currency translation adjustment	—	—	—	—	682	682
Balance at March 29, 2025	$20	$—	$1,444,265	$(219,268)	$(42,964)	$1,182,053
Net Income	—	—	—	15,832	—	15,832
Stock option activity, stock awards and employee stock purchase plan	—	—	4,288	—	—	4,288
Hedging activity, net of tax	—	—	—	—	(559)	(559)
Change in cumulative foreign currency translation adjustment	—	—	—	—	5,324	5,324
Balance at June 28, 2025	$20	$—	$1,448,553	$(203,436)	$(38,199)	$1,206,938
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | June 27, 2026 Form 10-Q

1. BASIS OF PRESENTATION
The accompanying condensed financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen and twenty-six weeks ended June 27, 2026. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen and twenty-six weeks ended June 27, 2026 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 27, 2025 and notes thereto included in the Form 10-K filed on February 17, 2026 with the Securities and Exchange Commission (“SEC”).
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

5 | June 27, 2026 Form 10-Q

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

The following tables display our disaggregated revenue by product category.

6 | June 27, 2026 Form 10-Q

Thirteen weeks ended June 27, 2026
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$282,606	$—	$40,429	$323,035
Personal Protective	53,460	—	1,439	54,899
Keys and Key Fobs	—	52,464	2,693	55,157
Engraving and Resharp	—	9,151	9	9,160
Total Revenue	$336,066	$61,615	$44,570	$442,251

Thirteen weeks ended June 28, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$244,562	$—	$37,405	$281,967
Personal Protective	61,362	—	1,649	63,011
Keys and Key Fobs	—	46,054	2,295	48,349
Engraving and Resharp	—	9,466	10	9,476
Total Revenue	$305,924	$55,520	$41,359	$402,803

Twenty-six weeks ended June 27, 2026
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$507,522	$—	$69,256	$576,778
Personal Protective	109,852	—	2,769	112,621
Keys and Key Fobs	—	99,394	5,231	104,625
Engraving and Resharp	—	18,283	17	18,300
Total Revenue	$617,374	$117,677	$77,273	$812,324

Twenty-six weeks ended June 28, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$454,112	$—	$62,455	$516,567
Personal Protective	129,821	—	2,880	132,701
Keys and Key Fobs	—	89,034	4,431	93,465
Engraving and Resharp	—	19,396	17	19,413
Total Revenue	$583,933	$108,430	$69,783	$762,146
The following tables disaggregate our revenue by geographic location.

7 | June 27, 2026 Form 10-Q

Thirteen weeks ended June 27, 2026
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$332,035	$61,615	$—	$393,650
Canada	—	—	44,570	44,570
Mexico	4,031	—	—	4,031
Consolidated	$336,066	$61,615	$44,570	$442,251

Thirteen weeks ended June 28, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$302,662	$55,520	$—	$358,182
Canada	—	—	41,359	41,359
Mexico	3,262	—	—	3,262
Consolidated	$305,924	$55,520	$41,359	$402,803

Twenty-six weeks ended June 27, 2026
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$609,258	$117,677	$—	$726,935
Canada	—	—	77,273	77,273
Mexico	8,116	—	—	8,116
Consolidated	$617,374	$117,677	$77,273	$812,324

Twenty-six weeks ended June 28, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$576,729	$108,430	$—	$685,159
Canada	—	—	69,783	69,783
Mexico	7,204	—	—	7,204
Consolidated	$583,933	$108,430	$69,783	$762,146
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

8 | June 27, 2026 Form 10-Q

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

4. ACQUISITIONS
Campbell Chain and Fittings
On April 3, 2026, the Company completed the acquisition of Campbell Chain and Fittings ("Campbell"), a widely recognized provider of industrial chain and chain-related products for a total purchase price of $2,600. Campbell adds US-based manufacturing and complements our existing chain business. The excess of the estimated fair value of net assets acquired over the estimated fair value of liabilities assumed was recorded as a preliminary gain on acquisition of $4,721, net of deferred taxes. Campbell has business operations throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.

The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of Campbell.

9 | June 27, 2026 Form 10-Q

Accounts receivable	$6,871
Inventory	8,463
Property and equipment	2,405
Total assets acquired	$17,739
Less:
Liabilities assumed	(8,844)
Deferred tax liability	(1,574)
Gain on acquisition, net of deferred taxes	(4,721)
Total purchase price	$2,600
Net sales and operating income from Campbell included in the Company's Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended June 28, 2025 were as follows:

Thirteen and Twenty-six Weeks Ended June 27, 2026
Net sales	$10,777
Operating income	5,534
Pro forma financial information has not been presented for Campbell as the financial results of Campbell were insignificant to the financial results of the Company on a standalone basis.
Delaney Hardware
On April 10, 2026, the Company completed the acquisition of Delaney Hardware (“Delaney”), a U.S.-based supplier of door hardware and related products used in residential, multifamily, and commercial construction for a total purchase price of $4,618. Delaney has business operations in North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.
The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of Delaney.

Accounts receivable	$1,623
Inventory	4,896
Other current assets	152
Total assets acquired	$6,671
Less:
Liabilities assumed	(2,053)
Total purchase price	$4,618
Net sales and operating income from Delaney included in the Company's Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended June 28, 2025 were as follows:

Thirteen and Twenty-six Weeks Ended June 27, 2026
Net sales	$2,944
Operating income (loss)	(192)
Pro forma financial information has not been presented for Delaney as the financial results of Delaney were insignificant to the financial results of the Company on a standalone basis.

10 | June 27, 2026 Form 10-Q

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 27, 2025				June 27, 2026
Hardware and Protective Solutions	$592,527	$—	$—	$92	$592,619
Robotics and Digital Solutions	210,356	—	—	—	210,356
Canada	27,864	—	—	(1,006)	26,858
Total	$830,747	$—	$—	$(914)	$829,833
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada, Hardware Solutions, and Protective Solutions reporting units.
Other intangibles, net, as of June 27, 2026 and December 27, 2025 consist of the following:

	Estimated Useful Life (Years)			June 27, 2026	December 27, 2025
Customer relationships	9	-	20	$955,942	$956,880
Trademarks - indefinite	Indefinite			85,071	85,274
Trademarks - other	2	-	15	29,549	29,549
Technology and patents	5	-	12	67,291	67,216
Intangible assets, gross				1,137,853	1,138,919
Less: Accumulated amortization				622,666	592,748
Other intangibles, net				$515,187	$546,171

The amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 27, 2026 was $15,223 and $30,499, and $15,257 and $30,672 for the thirteen and twenty-six weeks ended June 28, 2025, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and twenty-six weeks ended June 27, 2026, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.
6. COMMITMENTS AND CONTINGENCIES
Insurance Coverage
The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $3,545 recorded for such risks is adequate as of June 27, 2026.
As of June 27, 2026, the Company has provided certain vendors and insurers letters of credit aggregating to $5,350 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

11 | June 27, 2026 Form 10-Q

The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $4,222 recorded for such risks is adequate as of June 27, 2026.
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
Litigation

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On April 15, 2026, Hillman filed a lawsuit in the U.S. Court of International Trade against the United States of America seeking a full refund of all IEEPA tariffs that Hillman has paid to the United States. We elected to apply a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid tariffs under which a gain will not be recognized until realized or realizable. Additionally, after the Supreme Court ruling in February, the U.S. administration almost immediately instituted new tariffs against most major trading partners, and has previewed future actions that could restore or exceed the level of the IEEPA tariffs. We expect that the impact of these additional tariffs will partially offset any benefit of the IEEPA refunds that we will receive. Future adverse effects on our financial results will likely continue if tariff levels persist, continue to rise, or remain volatile. We are currently developing and implementing mitigation strategies (such as price increases and sourcing changes, among others) and determining future implementation timelines, though there are no assurances our efforts will be successful.

We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

7. RELATED PARTY TRANSACTIONS
Sales to related parties, which are included in net sales, consist of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, Executive Chairman of Ollie's since 2025, and before that President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $15 and $218 in the thirteen and twenty-six weeks ended June 27, 2026 and were immaterial in the thirteen and twenty-six weeks ended June 28, 2025.
In late 2024, the Company signed a contract with Ollie's to place Minute Key and Quick-Tag machines in select Ollie's locations. The Company paid royalty shares to Ollie's as a result of this agreement. The payments to related parties were immaterial in the thirteen and twenty-six weeks ended June 27, 2026 and in the thirteen and twenty-six weeks ended June 28, 2025.

8. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and twenty-six weeks ended June 27, 2026, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax income to calculate the income tax expense.
For the thirteen and twenty-six weeks ended June 27, 2026, the effective income tax rate was 24.3% and 25.8%, respectively. The Company recorded an income tax provision for the thirteen and twenty-six weeks ended June 27, 2026 of $6,771 and $5,712, respectively. The difference between the expected statutory tax rate and the effective

12 | June 27, 2026 Form 10-Q

tax rate for the thirteen and twenty-six weeks ended June 27, 2026 was the result of certain non-deductible expenses and state and foreign income taxes, offset by the non-taxable gain on the acquisition of Campbell Chain and Fittings.
For the thirteen and twenty-six weeks ended June 28, 2025, the effective income tax rate was 29.4% and 29.7%, respectively. The Company recorded an income tax provision for the thirteen and twenty-six weeks ended June 28, 2025 of $6,593 and $6,559, respectively. The effective tax rate for the thirteen and twenty-six weeks ended June 28, 2025 was the result of certain non-deductible expenses and state and foreign income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including, among others, making 100% bonus depreciation permanent, allowing for the expensing of domestic research costs, and modifying the business interest expense limitation calculation. These changes were incorporated into our income tax provision for the thirteen and twenty-six weeks ended June 27, 2026. Although we do not expect the OBBBA to have a material impact on our effective tax rate, we do expect favorable changes to the timing of cash tax payments in the current fiscal year and future periods.

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

	June 27, 2026	December 27, 2025
Revolving loans	$46,000	$36,000
Senior Term Loan, due 2028	632,705	636,960
Finance lease & other obligations	22,561	20,090
	701,266	693,050
Unamortized discount on Senior Term Loan	(1,665)	(2,087)
Current portion of long-term debt and finance leases	(15,252)	(14,830)
Deferred financing fees	(6,237)	(7,796)
Total long-term debt, net	$678,112	$668,337
As of June 27, 2026, the Asset-Backed Loan ("ABL") Revolver had an outstanding balance of $46,000, and had outstanding letters of credit of $5,350. Certain portions of the ABL Revolver are separately available to the Company’s United States and Canadian subsidiaries. Canada has no outstanding borrowings and the United States has outstanding borrowings of $46,000. The Company has $295,494 of available borrowings under the revolving credit facility as a source of liquidity as of June 27, 2026 based on the customary ABL borrowing base and availability provisions.
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

13 | June 27, 2026 Form 10-Q

terminate the lease when it is reasonably certain the Company will exercise the option. The Company's leasing arrangements do not contain material residual value guarantees, nor material restrictive covenants.
The components of operating and finance lease costs for the thirteen and twenty-six weeks ended June 27, 2026 and thirteen and twenty-six weeks ended June 28, 2025 were as follows:

	Thirteen Weeks Ended June 27, 2026	Thirteen Weeks Ended June 28, 2025	Twenty-six Weeks Ended June 27, 2026	Twenty-six Weeks Ended June 28, 2025
Operating lease costs	$7,061	$5,706	$13,353	$11,354
Short term lease costs	724	609	1,999	1,322
Variable lease costs	489	667	596	1,269
Finance lease costs:
Amortization of right of use assets	1,695	1,408	3,195	2,680
Interest on lease liabilities	316	260	597	483
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $8,275 and $15,949 in the thirteen and twenty-six weeks ended June 27, 2026, respectively, and $6,982 and $13,945 in the thirteen and twenty-six weeks ended June 28, 2025, respectively. Rent expense includes operating lease costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles, and short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 27, 2026 and December 27, 2025:

	June 27, 2026		December 27, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.47	3.95	4.84	4.00
Weighted average discount rate	6.01%	5.59%	6.18%	5.82%
Supplemental balance sheet information related to the Company's finance leases was as follows as of June 27, 2026 and December 27, 2025:

	June 27, 2026	December 27, 2025
Finance lease assets, net, included in property plant and equipment	$21,699	$18,778

Current portion of long-term debt	6,371	5,599
Long-term debt, less current portion	15,781	13,619
Total principal payable on finance leases	$22,152	$19,218

14 | June 27, 2026 Form 10-Q

Supplemental cash flow information related to the Company's operating and finance leases was as follows for the twenty-six weeks ended June 27, 2026 and twenty-six weeks ended June 28, 2025:

	Twenty-six Weeks Ended June 27, 2026	Twenty-six Weeks Ended June 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$12,477	$11,017
Operating cash outflow from finance leases	585	459
Financing cash outflow from finance leases	3,193	2,653
Maturities of our lease liabilities for all operating and finance leases are as follows as of June 27, 2026:

	Operating Leases	Finance Leases
Remaining 2026	$13,222	$3,810
2027	25,423	6,708
2028	23,029	5,643
2029	18,443	4,860
2030	12,850	3,174
Thereafter	42,486	338
Total future minimum rental commitments	135,453	24,533
Less - amounts representing interest	(27,798)	(2,381)
Present value of lease liabilities	$107,655	$22,152
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

In 2026, the Company entered into two additional finance leases for equipment to be used at the new Forest Park facility. The leases have not yet commenced. The future minimum rent payments for the equipment leases are approximately $11.5 million per year beginning in 2028 for seven year terms.
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

15 | June 27, 2026 Form 10-Q

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
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases (amounts in thousands):

	Thirteen weeks ended June 27, 2026	Twenty-six weeks ended June 27, 2026
Total number of shares repurchased	(1,742)	(2,963)
Total cost of shares repurchased (1)	$(13,284)	$(23,400)
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
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding (amounts in thousands).

	Common Stock (Shares)	Treasury Stock (Shares)	Total Net Shares Outstanding
Twenty-six weeks ended June 27, 2026
Balance at December 27, 2025	197,857	(1,370)	196,487
Stock option activity, stock awards and employee stock purchase plan	1,089	—	1,089
Repurchases of common stock	—	(1,221)	(1,221)
Balance at March 28, 2026	198,946	(2,591)	196,355
Stock option activity, stock awards and employee stock purchase plan	190	—	190
Repurchases of common stock	—	(1,742)	(1,742)
Balance at June 27, 2026	199,136	(4,333)	194,803

Twenty-six weeks ended June 28, 2025
Balance at December 28, 2024	196,706	—	196,706
Stock option activity, stock awards and employee stock purchase plan	675	—	675
Repurchases of common stock	—	—	—
Balance at March 29, 2025	197,381	—	197,381
Stock option activity, stock awards and employee stock purchase plan	184	—	184
Repurchases of common stock	—	—	—
Balance at June 28, 2025	197,565	—	197,565
Accumulated Other Comprehensive Income (Loss)
The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 28, 2024 to June 27, 2026, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

16 | June 27, 2026 Form 10-Q

Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2024	$(41,656)
Other comprehensive income before reclassifications	5,842
Amounts reclassified from other comprehensive income	(2,052)
Net current period other comprehensive income (1)	3,790
Balance at December 27, 2025	(37,866)
Other comprehensive loss before reclassifications	(2,166)
Amounts reclassified from other comprehensive loss	36
Net current period other comprehensive loss (2)	(2,130)
Balance at June 27, 2026	(39,996)
1.During the year ended December 27, 2025, the Company deferred a loss of $1,956 and reclassified a gain of $2,052 including tax expense of $1,002 into other comprehensive income due to hedging activities. The amounts reclassified out of other comprehensive income were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
2.During the twenty-six weeks ended June 27, 2026, the Company deferred a loss of $1,493, reclassified a loss of $36 and a tax benefit of $382 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
12. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan did not have any stock compensation expense recognized in the thirteen and twenty-six weeks ended June 27, 2026. Stock compensation expense of $73 was recognized in the twenty-six weeks ended June 28, 2025, and there was not any expense recognized in the thirteen weeks ended June 28, 2025.
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

17 | June 27, 2026 Form 10-Q

The 2021 Equity Incentive Plan had stock compensation expense of $3,267 and $7,132 was recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 27, 2026 respectively, and $3,477 and $6,553 in the thirteen and twenty-six weeks ended June 28, 2025, respectively.
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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen and twenty-six weeks ended June 27, 2026 there was approximately $88 and $230 of compensation expense related to the ESPP recognized, respectively, and $80 and $209 for the thirteen and twenty-six weeks ended June 28, 2025, respectively.
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

	Thirteen Weeks Ended June 27, 2026			Twenty-six Weeks Ended June 27, 2026
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$21,120	195,881	0.11	$16,388	196,254	$0.08
Dilutive effect of stock options and awards	—	1,010	—	—	1,739	—
Net income per diluted common share	$21,120	196,891	0.11	$16,388	197,993	$0.08

18 | June 27, 2026 Form 10-Q

	Thirteen Weeks Ended June 28, 2025			Twenty-six Weeks Ended June 28, 2025
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$15,832	197,593	0.08	$15,515	197,439	$0.08
Dilutive effect of stock options and awards	—	1,083	—	—	1,818	—
Net income per diluted common share	$15,832	198,676	0.08	$15,515	199,257	$0.08
Stock options and awards outstanding totaling 9,455 and 6,566 were excluded from the computation for the thirteen and twenty-six weeks ended June 27, 2026, respectively, and 11,439 and 7,277 for the thirteen and twenty-six weeks ended June 28, 2025, respectively, as they would have had an antidilutive effect under the treasury stock method.
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

19 | June 27, 2026 Form 10-Q

The following table summarizes the Company's derivative financial instruments:

	Asset Derivatives			Liability Derivatives
		As of June 27, 2026	As of December 27, 2025		As of June 27, 2026	As of December 27, 2025
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2024 Swap 1	Other current assets	17	—	Other non-current liabilities	—	(670)
2024 Swap 2	Other current assets	253	—	Other non-current liabilities	—	(589)
Total hedging instruments:		$270	$—		$—	$(1,259)
Foreign Currency Forward Contracts
As of June 27, 2026 the Company held no foreign currency forward contracts outstanding. As of December 27, 2025 the Company entered into foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$1,551 and the total fair value of the foreign currency forward contracts was $1,504 as of December 27, 2025. The contracts were reported on the accompanying Condensed Consolidated Balance Sheets in other accrued expenses. A gain in other income of $20 and loss of $4 was recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the change in fair value during the thirteen and twenty-six weeks ended June 27, 2026, respectively. A loss in other income of $79 and gain of $81 was recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the change in fair value during the thirteen and twenty-six weeks ended June 28, 2025, respectively.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

20 | June 27, 2026 Form 10-Q

	As of June 27, 2026
	Level 1	Level 2	Level 3	Total
Trading securities	$880	$—	$—	$880
Interest rate swaps	—	270	—	270
Foreign exchange forward contracts	—	—	—	—
Contingent consideration payable	—	—	3,865	3,865

	As of December 27, 2025
	Level 1	Level 2	Level 3	Total
Trading securities	$847	$—	$—	$847
Interest rate swaps	—	(1,259)	—	(1,259)
Foreign exchange forward contracts	—	1,504	—	1,504
Contingent consideration payable	—	—	4,358	4,358
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of June 27, 2026 and December 27, 2025, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of June 27, 2026, Hillman did not utilize any forward contracts, and as of December 27, 2025, the foreign exchange forward contracts were included in other accrued expenses on the accompanying Condensed Consolidated Balance Sheets.
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
The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for Resharp and Instafob as of June 27, 2026.

	Resharp		Instafob
	Other accrued expenses	Other non-current liabilities	Other accrued expenses	Other non-current liabilities	Total
Fair value as of December 27, 2025	$229	$4,071	$25	$33	$4,358
Fair value of cash consideration paid	(134)	—	(7)	—	(141)
Change in fair value of contingent consideration	205	(571)	—	14	(352)
Fair value as of June 27, 2026	$300	$3,500	$18	$47	$3,865

21 | June 27, 2026 Form 10-Q

Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and term loan approximate the fair value at June 27, 2026 and December 27, 2025 as the interest rate is variable and approximates current market rates of debt based on observable market transactions with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 14 - Derivatives and Hedging.
16. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of June 27, 2026.
The segments are as follows:
•Hardware and Protective Solutions
•Robotics and Digital Solutions
•Canada
For a reconciliation of our segment sales by product category and geographic area, please see Note 2 - Summary of Significant Accounting Policies.
The tables below present net sales, significant segment expenses, and segment adjusted EBITDA for the reportable segments for the thirteen and twenty-six weeks ended June 27, 2026 and thirteen and twenty-six weeks ended June 28, 2025. See Note 2 - Summary of Significant Accounting Policies for a reconciliation of total reportable segments' revenues to consolidated revenues. Certain amounts in the prior year Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior period's condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of cash flows, or condensed consolidated statements of stockholders' equity.

Hardware and Protective Solutions	Thirteen weeks ended June 27, 2026	Thirteen weeks ended June 28, 2025	Twenty-six weeks ended June 27, 2026	Twenty-six weeks ended June 28, 2025
Net sales	$336,066	$305,924	$617,374	$583,933

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	193,751	168,945	361,044	328,168
Adjusted selling expense(1)	32,466	29,452	62,763	58,352
Adjusted warehouse expense (2)	41,222	37,881	75,808	72,726
Adjusted general and administrative expense(3)	17,739	18,321	35,112	35,265
Other segment items (4)	(418)	(215)	(555)	(377)
Segment adjusted EBITDA	$51,306	$51,540	$83,202	$89,799
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
4.Other segment items excludes the gain on the acquisitions of Campbell Chain and Fittings, see Note 4 - Acquisitions.

22 | June 27, 2026 Form 10-Q

Robotics and Digital Solutions	Thirteen weeks ended June 27, 2026	Thirteen weeks ended June 28, 2025	Twenty-six weeks ended June 27, 2026	Twenty-six weeks ended June 28, 2025
Net sales	$61,615	$55,520	$117,677	$108,430

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	13,898	14,921	28,068	29,818
Adjusted selling expense(1)	21,514	16,394	40,906	32,922
Adjusted warehouse expense (2)	2,716	2,638	5,195	5,075
Adjusted general and administrative expense(3)	3,797	3,736	7,603	8,186
Other segment items(4)	62	58	77	119
Segment adjusted EBITDA	$19,628	$17,773	$35,828	$32,310
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
4.Other segment items excludes the gain or loss on the revaluation of our contingent consideration liability, see Note 15 - Fair Value Measurements.

Canada	Thirteen weeks ended June 27, 2026	Thirteen weeks ended June 28, 2025	Twenty-six weeks ended June 27, 2026	Twenty-six weeks ended June 28, 2025
Net sales	$44,570	$41,359	$77,273	$69,783

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	26,513	24,472	46,546	41,092
Adjusted selling expense(1)	3,964	3,644	7,619	6,842
Adjusted warehouse expense (2)	5,803	5,712	10,966	10,678
Adjusted general and administrative expense(3)	1,746	1,883	3,456	3,642
Other segment items	333	(267)	481	(116)
Segment adjusted EBITDA	$6,211	$5,915	$8,205	$7,645
1.Adjusted selling expense excludes restructuring expense.
2.Adjusted warehouse expense excludes restructuring expense associated with our distribution center relocations and corporate restructuring activities.
3.Adjusted general and administrative expense excludes stock-based compensation and expense associated with corporate restructuring activities.
The following table reconciles segment adjusted EBITDA by segment to the Company’s consolidated income before income taxes. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

23 | June 27, 2026 Form 10-Q

	Thirteen weeks ended June 27, 2026	Thirteen weeks ended June 28, 2025	Twenty-six weeks ended June 27, 2026	Twenty-six weeks ended June 28, 2025
Hardware and Protective Solutions	$51,306	$51,540	$83,202	$89,799
Robotics and Digital Solutions	19,628	17,773	35,828	32,310
Canada	6,211	5,915	8,205	7,645
Total adjusted EBITDA	77,145	75,228	127,235	129,754
Interest expense, net	13,042	13,892	26,047	28,352
Depreciation	22,535	19,848	44,534	39,243
Amortization	15,223	15,257	30,499	30,672
Stock compensation expense	3,355	3,557	7,362	6,835
Restructuring and other costs	(577)	420	1,434	2,111
Transaction and integration expense	(4,481)	70	(4,389)	128
Change in fair value of contingent consideration	157	(241)	(352)	(567)
Refinancing costs	—	—	—	906
Total adjusting items	49,254	52,803	105,135	107,680
Income before income taxes	$27,891	$22,425	$22,100	$22,074

17. SUBSEQUENT EVENTS
On July 22, 2026, the Company entered into a new Term Loan B and new asset based revolving credit facility consisting of $735 million senior secured Term Loan B (the "New Term Loan"), maturing 2033 and $375 million senior secured asset-based revolving credit facility (the "New ABL Facility”), maturing 2031. The net proceeds of the transaction were used to refinance the Company's existing Term Loan B due 2028, pay down the existing ABL facility due 2027, as well as related fees and expenses, and for general corporate purposes.
On July 31, 2026, the Company entered into an agreement to purchase Kanebridge Corporation ("Kanebridge") for approximately $315,000, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. Kanebridge is a master distributor of fasteners, primarily serving the commercial and industrial market. Kanebridge has business operations in the United States and its financial results will reside in the Company's Hardware and Protective Solutions reportable segment. The acquisition will be funded with a combination of cash on hand, a draw on our revolving credit facility, and an additional Term Loan B.

24 | June 27, 2026 Form 10-Q

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
GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $442.3 million in the thirteen weeks ended June 27, 2026 and $812.3 million in the twenty-six weeks ended June 27, 2026. Hillman sells its products to hardware stores, home improvement centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, and Mexico. Product lines include thousands of small hardware parts such as fasteners and related items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eyewear; rope and chain; and identification items,

25 | June 27, 2026 Form 10-Q

such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
RECENT DEVELOPMENTS
Tariff Environment
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On April 15, 2026, Hillman filed a lawsuit in the U.S. Court of International Trade against the United States of America seeking a full refund of all IEEPA tariffs that Hillman has paid to the United States. We elected to apply a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid tariffs under which a gain will not be recognized until realized or realizable. Additionally, after the Supreme Court ruling in February, the U.S. administration almost immediately instituted new tariffs against most major trading partners, and has previewed future actions that could restore or exceed the level of the IEEPA tariffs. We expect that the impact of these additional tariffs will partially offset any benefit of the IEEPA refunds that we will receive in the current year. Future adverse effects on our financial results will likely continue if tariff levels persist, continue to rise, or remain volatile. We are currently developing and implementing mitigation strategies (such as price increases and sourcing changes, among others) and determining future implementation timelines, though there is no assurance that these efforts will be successful.
Acquisition of Campbell Chain and Fittings
On April 3, 2026, the Company completed the acquisition of Campbell Chain and Fittings ("Campbell"), a widely recognized provider of industrial chain and chain-related products for a total purchase price of $2,600. Campbell adds US-based manufacturing and complements our existing chain business.
Acquisition of Delaney Hardware
On April 10, 2026, the Company completed the acquisition of Delaney Hardware (“Delaney”), a U.S.-based supplier of door hardware and related products used in residential, multifamily, and commercial construction for a total purchase price of $4,618. Delaney has business operations in North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.

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
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers, particularly those located in China and Taiwan, because we purchase a majority of our products for resale from multiple vendors located in these countries. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the CNY by approximately 3.0% in the twenty-six weeks ended June 27, 2026, declined by 4.0% in 2025, and increased by 2.8% in 2024. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 1.4% in the twenty-six weeks ended June 27, 2026, declined by 4.2% in 2025, and increased by 7.1% in 2024.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's

26 | June 27, 2026 Form 10-Q

purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 3.7% in the twenty-six weeks ended June 27, 2026, declined by 5.2% in 2025, and increased by 9.0% in 2024.
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

Thirteen weeks ended June 27, 2026 vs the Thirteen weeks ended June 28, 2025
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended June 27, 2026 were $442.3 million compared to net sales of $402.8 million for the thirteen weeks ended June 28, 2025, an increase of approximately $39.4 million or 9.8%.
•Net income for the thirteen weeks ended June 27, 2026 was $21.1 million, or $0.11 per diluted share, compared to net income of $15.8 million, or $0.08 per diluted share for the thirteen weeks ended June 28, 2025.
•Adjusted EBITDA(1) totaled $77.1 million versus $75.2 million in the thirteen weeks ended June 27, 2026 and in the thirteen weeks ended June 28, 2025, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended June 27, 2026 and the thirteen weeks ended June 28, 2025.

27 | June 27, 2026 Form 10-Q

	Thirteen weeks ended June 27, 2026		Thirteen weeks ended June 28, 2025
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$442,251	100.0%	$402,803	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	234,162	52.9	208,338	51.7
Selling, warehouse, general and administrative expenses	133,983	30.3	123,707	30.7
Depreciation	22,535	5.1	19,848	4.9
Amortization	15,223	3.4	15,257	3.8
Other income, net	(4,585)	(1.0)	(664)	(0.2)
Income from operations	40,933	9.3	36,317	9.0
Interest expense, net	13,042	2.9	13,892	3.4
income before income taxes	27,891	6.3	22,425	5.6
Income tax expense	6,771	1.5	6,593	1.6
Net income	$21,120	4.8%	$15,832	3.9%

Adjusted EBITDA(1)	$77,145	17.4%	$75,228	18.7%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales by Segment

	Thirteen weeks ended June 27, 2026	% of Net Sales	Thirteen weeks ended June 28, 2025	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$336,066	76.0%	$305,924	75.9%	$30,142	9.9%
Robotics and Digital Solutions	61,615	13.9	55,520	13.8	6,095	11.0
Canada	44,570	10.1	41,359	10.3	3,211	7.8
Consolidated	$442,251		$402,803		$39,448	9.8%
We evaluate our net sales growth by measuring changes from new business wins (e.g. new customers, new product lines, or new categories at existing customers), mergers and acquisitions, and core performance of the existing business. We define core performance as the impact of the following factors on our existing base of business: market volume growth, change in customer footprint, product category management, price increases and/or decreases, and the impact of foreign currency exchange. During the quarter, our business was impacted by macroeconomic influences like economic uncertainty and concerns over housing affordability resulting from the combined pressure of high home prices and elevated interest rates, both of which impact existing home sales and repair and remodel spending on the home. During the second quarter of 2026, net sales increased by $39.4 million or 9.8%.
Our Hardware and Protective Solutions' segment increased by $30.1 million, or 9.9%. Primarily driving the increase was a 4.1% increase in core performance and 1.5% increase in new business wins, along with sales related to the Delaney and Campbell acquisitions of $13.7 million. Our increase in core performance was impacted by a low double digit increase from pricing partially offset by a high single digit decrease in volume.
Our Robotics and Digital Solutions' segment increased by $6.1 million, or 11.0%. Primarily driving the increase was 13.5% in new business wins partially offset by a 2.6% decrease in core performance. Core performance within RDS was positively impacted by a low double digit impact of price increases which was more than offset by a mid single digit decrease in volume.

28 | June 27, 2026 Form 10-Q

Lastly, our Canada segment increased by $3.2 million, or 7.8%. Primarily driving the increase was 13.6% in new business wins. Our core performance was down 5.8% due to soft market volumes.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Thirteen weeks ended June 27, 2026	% of Segment Net Sales	Thirteen weeks ended June 28, 2025	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$193,751	57.7%	$168,945	55.2%	$24,806	14.7%
Robotics and Digital Solutions	13,898	22.6	14,921	26.9	(1,023)	(6.9)
Canada	26,513	59.5	24,472	59.2	2,041	8.3
Consolidated	$234,162	52.9%	$208,338	51.7%	$25,824	12.4%
Hardware and Protective Solutions' cost of sales as a percentage of net sales increased primarily due to increased tariff costs and product costs.
Robotics and Digital Solutions' cost of sales as a percentage of net sales decreased due to price increases and sales mix.
Canada's cost of sales as a percentage of net sales increased primarily due to higher tariffs implemented on steel products.
Selling, Warehouse, General and Administrative Expenses
The following table summarizes selling, warehouse, general and administrative expense ("SG&A") by segment:

	Thirteen weeks ended June 27, 2026	% of Segment Net Sales	Thirteen weeks ended June 28, 2025	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$94,048	28.0%	$89,087	29.1%	$4,961	5.6%
Robotics and Digital Solutions	28,185	45.7	23,034	41.5	5,151	22.4
Canada	11,750	26.4	11,586	28.0	164	1.4
Consolidated	$133,983	30.3%	$123,707	30.7%	$10,276	8.3%
Hardware and Protective Solutions' SG&A increased due to the following:
•Selling expense increased $3.0 million due to expenses associated with our pro growth strategy and other initiatives.
•Warehouse expense increased $2.1 million primarily due to increased compensation and freight costs.
•General and administrative (“G&A”) expense was comparable to prior year.
Robotics and Digital Solutions' SG&A increased due to the following:
•Selling expense increased $5.1 million primarily due to increased variable selling expenses due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•G&A expense was comparable to prior year.
•Warehouse expense was comparable to prior year.
Canada's SG&A was comparable to prior year.
Other Operating Expenses
Depreciation expense increased $2.7 million due to capital spend on merchandising racks and key duplication kiosks.

29 | June 27, 2026 Form 10-Q

Amortization expense in the thirteen weeks ended June 27, 2026 decreased 0.2% due to certain intangible assets being fully amortized.
In the thirteen weeks ended June 27, 2026, other income (expense) increased by $3.9 million consisting primarily of a $4.7 million gain on the acquisition of Campbell Chain and Fittings (see Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information) along with a $0.2 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) and $0.4 million in rebate income. This was partially offset by exchange rate losses of $0.4 million.
In the thirteen weeks ended June 28, 2025, other income (expense) consisted primarily of exchange rate gains of $0.3 million in the thirteen weeks ended June 28, 2025, and a $0.2 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. In addition, we recorded income related to certain rebates received of $0.2 million.
Income from Operations

	Thirteen weeks ended June 27, 2026	Thirteen weeks ended June 28, 2025	$ Change	% Change
Hardware and Protective Solutions	$30,332	$25,672	$4,660	18.2%
Robotics and Digital Solutions	5,858	6,309	(451)	(7.1)
Canada	4,743	4,336	407	9.4
Total segment income from operations	$40,933	$36,317	$4,616	12.7%
Income from operations in our Hardware and Protective Solutions segment increased $4.7 million due to the changes in net sales, cost of sales, SG&A expenses, and other income described above partially offset by an increase in depreciation expense of $0.7 million due to capital spend on merchandising racks.
Income from operations in our Robotics and Digital Solutions segment decreased $0.5 million. The $0.5 million decrease is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, and an increase in depreciation expense of $1.9 million due to capital spend on key duplication kiosks and machines. Additionally, we saw a decrease of $0.4 million in other income driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations increased by $0.4 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above offset by the change in exchange rate losses of $0.6 million in the thirteen weeks ended June 27, 2026.
Interest expense, net, decreased $0.9 million in the thirteen weeks ended June 27, 2026 primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2025 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes
For the thirteen weeks ended June 27, 2026 and thirteen weeks ended June 28, 2025, the effective income tax rate was 24.3% and 29.4%, respectively. The Company recorded an income tax provision for the thirteen weeks ended June 27, 2026 of $6.8 million based on a pre-tax income of $27.9 million, and an income tax provision for the thirteen weeks ended June 28, 2025 of $6.6 million based on a pre-tax income of $22.4 million.
In 2026, the effective tax rate differed from the U.S. federal statutory tax rate due to state and foreign income taxes and certain non-deductible expenses, offset by the non-taxable gain on the acquisition of Campbell Chain and Fittings.
In 2025, the effective tax rate differed from the U.S. federal statutory tax rate due to state and foreign income taxes and certain non-deductible expenses. See Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.
See Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.

30 | June 27, 2026 Form 10-Q

Twenty-six weeks ended June 27, 2026 vs the Twenty-six weeks ended June 28, 2025
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the twenty-six weeks ended June 27, 2026 were $812.3 million compared to $762.1 million for the twenty-six weeks ended June 28, 2025, an increase of approximately $50.2 million or 6.6%.
•Net income for the twenty-six weeks ended June 27, 2026 was $16.4 million, or $0.08 per diluted share, compared to net income of $15.5 million, or $0.08 per diluted share for the twenty-six weeks ended June 28, 2025.
•Adjusted EBITDA(1) totaled $127.2 million versus $129.8 million in the twenty-six weeks ended June 27, 2026 and in the twenty-six weeks ended June 28, 2025, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the twenty-six weeks ended June 27, 2026 and the twenty-six weeks ended June 28, 2025.

	Twenty-six weeks ended June 27, 2026		Twenty-six weeks ended June 28, 2025
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$812,324	100.0%	$762,146	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	435,658	53.6	399,078	52.4
Selling, warehouse, general and administrative expenses	258,554	31.8	242,759	31.9
Depreciation	44,534	5.5	39,243	5.1
Amortization	30,499	3.8	30,672	4.0
Other income, net	(5,068)	(0.6)	(938)	(0.1)
Income from operations	48,147	5.9	51,332	6.7
Interest expense, net	26,047	3.2	28,352	3.7
Refinancing charges	—	—	906	0.1
Income before income taxes	22,100	2.7	22,074	2.9
Income tax expense	5,712	0.7	6,559	0.9
Net income	$16,388	2.0%	$15,515	2.0%

Adjusted EBITDA(1)	$127,235	15.7%	$129,754	17.0%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

31 | June 27, 2026 Form 10-Q

Net Sales by Segment

	Twenty-six weeks ended June 27, 2026		Twenty-six weeks ended June 28, 2025		$ Change	% Change
Hardware and Protective Solutions	$617,374	76.0%	$583,933	76.6%	$33,441	5.7%
Robotics and Digital Solutions	117,677	14.5	108,430	14.2	9,247	8.5
Canada	77,273	9.5	69,783	9.2	7,490	10.7
Consolidated	$812,324		$762,146		$50,178	6.6%

The increase in total net sales during the twenty-six weeks ended June 27, 2026 was primarily driven by the factors described below:
Hardware and Protective Solutions' net sales increased by $33.4 million or 5.7% in the twenty-six weeks ended June 27, 2026. Primarily driving the increase was a 1.5% increase in core performance and a 1.9% increase in new business wins, along with sales related to the Delaney and Campbell acquisitions of $13.7 million. Our increase in core performance was impacted by a low double digit increase from pricing partially offset by a high single digit decrease in volume.
Robotics and Digital Solutions' net sales in the twenty-six weeks ended June 27, 2026 increased by $9.2 million or 8.5%. Primarily driving the increase was an 11.6% increase in new business wins partially offset by a 3.1% decrease in core performance. Core performance within RDS was positively impacted by high-single digit price increases which were more than offset by low double digit volume decreases.
Lastly, our Canada net sales increased by $7.5 million or 10.7%. Primarily driving the increase was 14.2% in new business wins offset by a 3.4% decrease in core performance. Canada's core performance was negatively impacted by mid-single digit market softness offset by the favorable low-single digit impact of price increases.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Twenty-six weeks ended June 27, 2026	% of Segment Net Sales	Twenty-six weeks ended June 28, 2025	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$361,044	58.5%	$328,168	56.2%	$32,876	10.0%
Robotics and Digital Solutions	28,068	23.9	29,818	27.5	(1,750)	(5.9)
Canada	46,546	60.2	41,092	58.9	5,454	13.3
Consolidated	$435,658	53.6%	$399,078	52.4%	$36,580	9.2%
Hardware and Protective Solutions' cost of sales as a percentage of net sales increased primarily due to increased tariff costs and product costs.
Robotics and Digital Solutions' cost of sales as a percentage of net sales decreased primarily due to price increases and sales mix.
Canada's cost of sales as a percentage of net sales increased primarily due to higher tariffs on steel products.
Selling, Warehouse, General and Administrative Expenses
The following table summarizes selling, warehouse, general and administrative expense ("SG&A") by segment:

32 | June 27, 2026 Form 10-Q

	Twenty-six weeks ended June 27, 2026	% of Segment Net Sales	Twenty-six weeks ended June 28, 2025	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$181,698	29.4%	$174,490	29.9%	$7,208	4.1%
Robotics and Digital Solutions	54,359	46.2	46,702	43.1	7,657	16.4
Canada	22,497	29.1	21,567	30.9	930	4.3
Consolidated	$258,554	31.8%	$242,759	31.9%	$15,795	6.5%
Hardware and Protective Solutions' SG&A increased due to the following:
•Selling expense increased by $4.5 million primarily due to expenses associated with our pro growth strategy and other initiatives.
•Warehouse expense increased $2.8 million primarily due to increased compensation and freight costs.
•General and administrative (“G&A”) expense was comparable to prior year.
Robotics and Digital Solutions' SG&A increased due to the following:
•Selling expense increased by $8.0 million primarily due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•G&A expense decreased $0.4 million due to reduced compensation and benefit expense.
•Warehouse expense was comparable to prior year.
Canada's SG&A increased due to the following:
•Selling expense increased by $0.8 million primarily due to increased variable selling expenses.
•Warehouse expense increased $0.3 million primarily due to higher sales volumes.
•G&A was comparable to prior year.
Other Operating Expenses
Depreciation expense increased $5.3 million due to capital spend on merchandising racks along with key duplication kiosks.
Amortization expense in the twenty-six weeks ended June 27, 2026 decreased by $0.2 million primarily due to some intangible assets being fully amortized.
In the twenty-six weeks ended June 27, 2026, other income (expense) increased by $4.1 million consisting primarily of a $4.7 million gain on the acquisition of Campbell Chain and Fittings (see Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information) along with a $0.4 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In addition, we recorded income related to certain rebates received of $0.7 million along with exchange rate losses of $0.6 million in the twenty-six weeks ended June 27, 2026.
In the twenty-six weeks ended June 28, 2025, other income (expense) consisted primarily of a $0.6 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. In addition, we recorded income related to certain rebates received of $0.4 million along with exchange rate gains of $0.1 million in the twenty-six weeks ended June 28, 2025.

33 | June 27, 2026 Form 10-Q

Income from Operations

	Twenty-six weeks ended June 27, 2026	Twenty-six weeks ended June 28, 2025	$ Change	% Change
Hardware and Protective Solutions	$34,343	$37,142	$(2,799)	(7.5)%
Robotics and Digital Solutions	8,513	9,365	(852)	(9.1)
Canada	5,291	4,825	466	9.7
Total segment income from operations	$48,147	$51,332	$(3,185)	(6.2)%
Income from operations in our Hardware and Protective Solutions segment decreased $2.8 million due to the changes in net sales, cost of sales, SG&A expenses, and other income described above in addition to an increase in depreciation expense of $1.4 million due to capital spend on merchandising racks offset by a decrease of $0.3 million in amortization expense due to some intangible assets being fully amortized.
Income from operations in our Robotics and Digital Solutions segment decreased $0.9 million. The $0.9 million decrease is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, along with an increase in depreciation expense of $3.9 million due to capital spend on key duplication kiosks and machines and a decrease of $0.2 million in other expense driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations increased by $0.5 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above offset by the change in exchange rate losses of $0.6 million in the twenty-six weeks ended June 27, 2026 .
Interest expense, net, decreased $2.3 million in the twenty-six weeks ended June 27, 2026 primarily due to a reduction in outstanding debt and a reduction in interest rate spreads driven by the debt repricing in the first quarter of 2025 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes
For the twenty-six weeks ended June 27, 2026 and twenty-six weeks ended June 28, 2025, the effective income tax rate was 25.8% and 29.7%, respectively. The Company recorded an income tax provision for the twenty-six weeks ended June 27, 2026 of $5.7 million based on a pre-tax income of $22.1 million, and an income tax provision for the twenty-six weeks ended June 28, 2025 of $6.6 million based on a pre-tax income of $22.1 million.
In 2026, the effective tax rate differed from the U.S. federal statutory tax rate due to state and foreign income taxes and certain non-deductible expenses, offset by the non-taxable gain on the acquisition of Campbell Chain and Fittings.
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
The following table presents a reconciliation of net income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

34 | June 27, 2026 Form 10-Q

(dollars in thousands)	Thirteen Weeks Ended June 27, 2026	Thirteen Weeks Ended June 28, 2025	Twenty-six Weeks Ended June 27, 2026	Twenty-six Weeks Ended June 28, 2025
Net income	$21,120	$15,832	$16,388	$15,515
Income tax expense	6,771	6,593	5,712	6,559
Interest expense, net	13,042	13,892	26,047	28,352
Depreciation	22,535	19,848	44,534	39,243
Amortization	15,223	15,257	30,499	30,672
EBITDA	$78,691	$71,422	$123,180	$120,341

Stock compensation expense	3,355	3,557	7,362	6,835
Restructuring and other(1)	(577)	420	1,434	2,111
Transaction and integration expense (2)	(4,481)	70	(4,389)	128
Change in fair value of contingent consideration	157	(241)	(352)	(567)
Refinancing costs (3)	—	—	—	906
Adjusted EBITDA	$77,145	$75,228	$127,235	$129,754
(1)Includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities.
(2)Transaction and integration expense includes professional fees and other costs related to acquisition activity, including the acquisitions of Campbell Chain and Fittings and Delaney Hardware in the second quarter of 2026, along with a $4,721 gain, net of deferred taxes, on the Campbell acquisition (see Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information).
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

35 | June 27, 2026 Form 10-Q

Thirteen weeks ended June 27, 2026	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$30,332	$5,858	$4,743
Depreciation and amortization	23,074	13,454	1,230
Stock compensation expense	2,904	235	216
Restructuring and other	(523)	(76)	22
Transaction and integration expense	(4,481)	—	—
Change in fair value of contingent consideration	—	157	—
Adjusted EBITDA	$51,306	$19,628	$6,211

Thirteen weeks ended June 28, 2025	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$25,672	$6,309	$4,336
Depreciation and amortization	22,433	11,439	1,233
Stock compensation expense	3,071	220	266
Restructuring and other	296	44	80
Transaction and integration expense	68	2	—
Change in fair value of contingent consideration	—	(241)	—
Adjusted EBITDA	$51,540	$17,773	$5,915

Twenty-six weeks ended June 27, 2026	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$34,343	$8,513	$5,291
Depreciation and amortization	45,565	27,011	2,457
Stock compensation expense	6,415	550	397
Restructuring and other	1,268	106	60
Transaction and integration expense	(4,389)	—	—
Change in fair value of contingent consideration	—	(352)	—
Adjusted EBITDA	$83,202	$35,828	$8,205

Twenty-six weeks ended June 28, 2025	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$37,142	$9,365	$4,825
Depreciation and amortization	44,509	22,992	2,414
Stock compensation expense	5,919	451	465
Restructuring and other	2,105	65	(59)
Transaction and integration expense	124	4	—
Change in fair value of contingent consideration	—	(567)	—
Adjusted EBITDA	$89,799	$32,310	$7,645

36 | June 27, 2026 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Our working capital position, which we define as current assets minus current liabilities, of $422.9 million as of June 27, 2026 represents an increase of $34.0 million from the December 27, 2025 level of $388.9 million driven by seasonality of the business and tariff costs. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets and economic uncertainties driven by increases in tariffs could impact our capital resources and liquidity in the future. We do expect the current tariff environment to increase our costs of products we import, which will increase our working capital position and unfavorably impact our future cash flows (see Recent Developments - Tariff Environment of Item 2 - Management’s Discussion and Analysis and Risk Factors of Part II - Other Information for additional information).
The following table presents the key categories of our condensed consolidated statements of cash flows:

	Twenty-six weeks ended June 27, 2026	Twenty-six weeks ended June 28, 2025	$ Change
Net cash provided by operating activities	$68,463	$48,052	$20,411
Net cash used for investing activities	(39,909)	(38,284)	(1,625)
Net cash used for financing activities	(19,955)	(20,411)	456
Net increase (decrease) in cash and cash equivalents	8,563	(10,322)	18,885
Operating Cash Flows:
Net cash provided by operating activities for the twenty-six weeks ended June 27, 2026 was favorably impacted by a reduction in inventory due to a focus on inventory management in order to balance supply chain in relationship with the recently enacted tariffs. Additionally, net cash used for operating activities was unfavorably impacted by a decrease in accrued incentive compensation related to the payout of 2025 incentive compensation.
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
Investing Cash Flows:
Capital Expenditures:
Cash of $32.6 million and $38.2 million was used in the twenty-six weeks ended June 27, 2026 and twenty-six weeks ended June 28, 2025, respectively, to invest in new key duplicating kiosks and merchandising racks.
Acquisitions:
Campbell Chain and Fittings
On April 3, 2026, the Company completed the acquisition of Campbell Chain and Fittings ("Campbell"), a widely recognized provider of industrial chain and chain-related products for a total purchase price of $2,600.
Delaney Hardware
On April 10, 2026, the Company completed the acquisition of Delaney Hardware (“Delaney”), a U.S.-based supplier of door hardware and related products used in residential, multifamily, and commercial construction for a total purchase price of $4,618.

37 | June 27, 2026 Form 10-Q

Financing Cash Flows:
Term Loan:
The Company used $4.3 million of cash for principal payments on the senior term loan. As of June 27, 2026, we have outstanding borrowings of $632.7 million on the term loan. See Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information.
ABL Revolver:
Our revolver draws, net of payments, provided cash of $10.0 million in the twenty-six weeks ended June 27, 2026, primarily used to fund acquisitions and capital expenditures.
Our revolver payments, net of draws, used cash of $13.0 million in the twenty-six weeks ended June 28, 2025, as we worked to pay down our debt.
Treasury Stock:
In the twenty-six weeks ended June 27, 2026, the Company repurchased $23.4 million of its common stock, see Note 11 - Equity and Accumulated Other Comprehensive Loss of the Notes to Consolidated Financial Statements for additional information.
Stock Option Exercises:
In the twenty-six weeks ended June 27, 2026 and twenty-six weeks ended June 28, 2025, the Company received $1.5 million and $0.5 million from the exercise of stock options, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of June 27, 2026, however, actual results may differ from these estimates under different assumptions and circumstances.
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

38 | June 27, 2026 Form 10-Q

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE EXPOSURE
We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swaps only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at June 27, 2026, after consideration of our SOFR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.2 million.
FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $127.7 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of June 27, 2026. The foreign subsidiaries' net tangible assets were $77.1 million and the net intangible assets were $50.6 million as of June 27, 2026.
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

ITEM 4 - CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 27, 2026, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

39 | June 27, 2026 Form 10-Q

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On April 3, 2026, the Company completed the acquisition of Campbell Chain and Fittings ("Campbell") and on April 10, 2026, the Company completed the acquisition of Delaney Hardware (“Delaney”). SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Campbell's or Delaney's internal control over financial reporting as of June 27, 2026.

40 | June 27, 2026 Form 10-Q

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2026, all of which were completed through open market purchases (shares in whole numbers, dollars in thousands):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)

March 29, 2026 - April 25, 2026	211,128	$8.16	2,801,617	$75,736
April 26, 2026 - May 23, 2026	718,415	7.55	3,520,032	$70,313
May 24, 2026 - June 27, 2026	812,595	$7.55	4,332,627	$64,177
	1,742,138	$7.62	4,332,627
(1)On July 31, 2025, the Board of Directors of the Company authorized a share repurchase program of up to $100,000. The July 2025 authorization does not have a prescribed expiration date.
(2)Excludes excise taxes incurred on share repurchases.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. – OTHER INFORMATION

41 | June 27, 2026 Form 10-Q

Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 27, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

42 | June 27, 2026 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026 filed with the Securities and Exchange Commission on August 4, 2026, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 27, 2026 and December 27, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 27, 2026 and the thirteen and twenty-six weeks ended June 28, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 27, 2026 and the twenty-six weeks ended June 28, 2025, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and twenty-six weeks ended June 27, 2026 and the thirteen and twenty-six weeks ended June 28, 2025, and (v) Notes to Condensed Consolidated Financial Statements.

43 | June 27, 2026 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Principal Financial Officer}	(Principal Accounting Officer)
DATE: August 4, 2026

44 | June 27, 2026 Form 10-Q