Form 10-Q
period 2026-09-26
Hillman Solutions Corp.
filed 2026-11-03
CIK 1822492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 30, 2026, 194,139,409 shares of common stock, par value $0.0001 per share, were outstanding.

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of September 26, 2026	As of December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$35,078	$27,276
Accounts receivable, net of allowances of $2,431 ($1,944 - 2025)	168,151	114,926
Inventories, net	479,310	485,938
Other current assets	20,724	18,342
Total current assets	703,263	646,482
Property and equipment, net of accumulated depreciation of $485,923 ($428,726 - 2025)	230,229	231,482
Goodwill	936,011	830,747
Other intangibles, net of accumulated amortization of $638,342 ($592,748 - 2025)	658,024	546,171
Operating lease right of use assets	105,355	75,152
Other assets	36,998	26,160
Total assets	$2,669,880	$2,356,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,298	$141,662
Current portion of debt and finance lease liabilities	16,292	14,830
Current portion of operating lease liabilities	21,414	17,947
Accrued expenses:
Salaries and wages	16,106	35,790
Pricing allowances	14,255	8,098
Income and other taxes	9,014	9,466
Other accrued expenses	44,567	29,766
Total current liabilities	270,946	257,559
Long-term debt	940,512	668,337
Deferred tax liabilities	129,529	131,870
Operating lease liabilities	90,328	63,459
Other non-current liabilities	5,702	6,462
Total liabilities	$1,437,017	$1,127,687
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.0001 par value, 500,000,000 shares authorized, 199,329,814 and 194,358,288 issued and outstanding in 2026, respectively, and 197,857,100 and 196,487,532 shares issued and outstanding in 2025, respectively	20	20
Treasury stock, at cost, 4,971,526 shares in 2026 and 1,369,568 shares in 2025	(40,774)	(12,423)
Additional paid-in capital	1,469,227	1,457,422
Accumulated deficit	(155,967)	(178,646)
Accumulated other comprehensive loss	(39,643)	(37,866)
Total stockholders' equity	1,232,863	1,228,507
Total liabilities and stockholders' equity	$2,669,880	$2,356,194
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1 | September 26, 2026 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except for per share amounts)

	Thirteen Weeks Ended September 26, 2026	Thirteen Weeks Ended September 27, 2025	Thirty-nine Weeks Ended September 26, 2026	Thirty-nine Weeks Ended September 27, 2025
Net sales	$457,488	$424,939	$1,269,812	$1,187,085
Cost of sales (exclusive of depreciation and amortization shown separately below)	225,203	205,378	660,861	604,456
Selling, warehouse, general and administrative expenses	157,896	138,342	416,450	381,101
Depreciation	22,308	20,100	66,842	59,343
Amortization	15,649	15,265	46,148	45,937
Other income, net	(1,457)	(50)	(6,525)	(988)
Income from operations	37,889	45,904	86,036	97,236
Interest expense, net	14,338	14,692	40,385	43,044
Refinancing costs	13,505	—	13,505	906
Income before income taxes	10,046	31,212	32,146	53,286
Income tax expense	3,755	8,020	9,467	14,579
Net income	$6,291	$23,192	$22,679	$38,707

Basic net income per share	$0.03	$0.12	$0.12	$0.20
Weighted average basic shares outstanding	194,826	197,754	195,779	197,544

Diluted net income per share	$0.03	$0.12	$0.11	$0.19
Weighted average diluted shares outstanding	196,058	199,849	197,349	199,454

Net income from above	$6,291	$23,192	$22,679	$38,707
Other comprehensive income (loss):
Foreign currency translation adjustments	134	(1,556)	(3,143)	4,450
Hedging activity, net of tax	219	(183)	1,366	(2,732)
Total other comprehensive income (loss)	353	(1,739)	(1,777)	1,718
Comprehensive income	$6,644	$21,453	$20,902	$40,425
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

2 | September 26, 2026 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirty-nine Weeks Ended September 26, 2026	Thirty-nine Weeks Ended September 27, 2025
Cash flows from operating activities:
Net income	$22,679	$38,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,990	105,280
Deferred income taxes	(4,056)	9,791
Deferred financing and original issue discount amortization	1,397	3,767
Stock-based compensation expense	11,727	10,739
Loss on debt restructuring, net of third party fees paid	1,488	—
Gain on acquisition, net of deferred taxes	(5,214)	—
Gain on disposal of property and equipment	112	(135)
Change in fair value of contingent consideration	(489)	(500)
Changes in operating items:
Accounts receivable, net	(38,772)	(34,721)
Inventories, net	62,269	(53,925)
Other assets	(12,183)	(19,691)
Accounts payable	3,563	22,575
Accrued salaries and wages	(19,648)	(1,217)
Other accrued expenses	2,484	(6,381)
Net cash provided by operating activities	138,347	74,289
Cash flows from investing activities:
Acquisition of business, net of cash received	(314,503)	—
Capital expenditures	(51,390)	(55,347)
Other investing activities	(145)	(154)
Net cash used for investing activities	(366,038)	(55,501)
Cash flows from financing activities:
Repayments of senior term loans	(636,960)	(6,384)
Borrowings on senior term loans	935,000	—
Financing fees	(3,751)	—
Borrowings on revolving credit loans	203,645	109,000
Repayments of revolving credit loans	(230,617)	(122,000)
Principal payments under finance lease obligations	(4,963)	(4,156)
Proceeds from exercise of stock options	2,392	1,177
Repurchases of common stock	(28,351)	(3,165)
Payments of contingent consideration	(207)	(199)
Other financing activities	(587)	142
Net cash provided by (used for) financing activities	235,601	(25,585)
Effect of exchange rate changes on cash	(108)	18
Net increase (decrease) in cash and cash equivalents	7,802	(6,779)
Cash and cash equivalents at beginning of period	27,276	44,510
Cash and cash equivalents at end of period	$35,078	$37,731
Supplemental disclosure of cash flow information:
Interest paid	$38,304	$39,928
Income taxes paid	12,345	9,859
Capital expenditures in accounts payable	1,419	644
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

3 | September 26, 2026 Form 10-Q

HILLMAN SOLUTIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock Amount	Treasury Stock Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Thirty-nine weeks ended September 26, 2026
Balance at December 27, 2025	$20	$(12,423)	$1,457,422	$(178,646)	$(37,866)	$1,228,507
Net loss	—	—	—	(4,732)	—	(4,732)
Stock option activity, stock awards and employee stock purchase plan	—	—	2,637	—	—	2,637
Repurchases of common stock	—	(10,116)	—	—	—	(10,116)
Hedging activity, net of tax	—	—	—	—	997	997
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,315)	(1,315)
Balance at March 28, 2026	$20	$(22,539)	$1,460,059	$(183,378)	$(38,184)	$1,215,978
Net Income	—	—	—	21,120	—	21,120
Stock option activity, stock awards and employee stock purchase plan	—	—	3,205	—	—	3,205
Repurchases of common stock	—	(13,284)	—	—	—	(13,284)
Hedging activity, net of tax	—	—	—	—	150	150
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,962)	(1,962)
Balance at June 27, 2026	$20	$(35,823)	$1,463,264	$(162,258)	$(39,996)	$1,225,207
Net Income	—	—	—	6,291	—	6,291
Stock option activity, stock awards and employee stock purchase plan	—	—	5,963	—	—	5,963
Repurchases of common stock	—	(4,951)	—	—	—	(4,951)
Hedging activity	—	—	—	—	219	219
Change in cumulative foreign currency translation adjustment	—	—	—	—	134	134
Balance at September 26, 2026	$20	$(40,774)	$1,469,227	$(155,967)	$(39,643)	$1,232,863

Thirty-nine weeks ended September 27, 2025
Balance at December 28, 2024	$20	$—	$1,442,958	$(218,951)	$(41,656)	$1,182,371
Net loss	—	—	—	(317)	—	(317)
Stock option activity, stock awards and employee stock purchase plan	—	—	1,307	—	—	1,307
Hedging activity, net of tax	—	—	—	—	(1,990)	(1,990)
Change in cumulative foreign currency translation adjustment	—	—	—	—	682	682
Balance at March 29, 2025	$20	$—	$1,444,265	$(219,268)	$(42,964)	$1,182,053
Net Income	—	—	—	15,832	—	15,832
Stock option activity, stock awards and employee stock purchase plan	—	—	4,288	—	—	4,288
Hedging activity, net of tax	—	—	—	—	(559)	(559)
Change in cumulative foreign currency translation adjustment	—	—	—	—	5,324	5,324
Balance at June 28, 2025	$20	$—	$1,448,553	$(203,436)	$(38,199)	$1,206,938
Net Income	—	—	—	23,192	—	23,192
Stock option activity, stock awards and employee stock purchase plan	—	—	4,904	—	—	4,904
Repurchases of common stock	—	(3,165)	—	—	—	(3,165)
Hedging activity	—	—	—	—	(183)	(183)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,556)	(1,556)
Balance at September 27, 2025	$20	$(3,165)	$1,453,457	$(180,244)	$(39,938)	$1,230,130
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

4 | September 26, 2026 Form 10-Q

1. BASIS OF PRESENTATION
The accompanying condensed financial statements include the consolidated accounts of Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). The accompanying unaudited financial statements include the condensed consolidated accounts of the Company for the thirteen and thirty-nine weeks ended September 26, 2026. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to Hillman Solutions Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen and thirty-nine weeks ended September 26, 2026 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements for the year ended December 27, 2025 and notes thereto included in the Form 10-K filed on February 17, 2026 with the Securities and Exchange Commission (“SEC”).
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

5 | September 26, 2026 Form 10-Q

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

The following tables display our disaggregated revenue by product category.

6 | September 26, 2026 Form 10-Q

Thirteen weeks ended September 26, 2026
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$278,183	$—	$35,680	$313,863
Personal Protective	68,785	—	2,000	70,785
Keys and Key Fobs	—	60,182	2,995	63,177
Engraving and Resharp	—	9,661	2	9,663
Total Revenue	$346,968	$69,843	$40,677	$457,488

Thirteen weeks ended September 27, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$249,174	$—	$33,264	$282,438
Personal Protective	79,948	—	1,380	81,328
Keys and Key Fobs	—	48,733	2,595	51,328
Engraving and Resharp	—	9,840	5	9,845
Total Revenue	$329,122	$58,573	$37,244	$424,939

Thirty-nine weeks ended September 26, 2026
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$785,705	$—	$104,936	$890,641
Personal Protective	178,637	—	4,769	183,406
Keys and Key Fobs	—	159,576	8,226	167,802
Engraving and Resharp	—	27,944	19	27,963
Total Revenue	$964,342	$187,520	$117,950	$1,269,812

Thirty-nine weeks ended September 27, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$703,288	$—	$95,719	$799,007
Personal Protective	209,767	—	4,260	214,027
Keys and Key Fobs	—	137,766	7,026	144,792
Engraving and Resharp	—	29,237	22	29,259
Total Revenue	$913,055	$167,003	$107,027	$1,187,085
The following tables disaggregate our revenue by geographic location.

7 | September 26, 2026 Form 10-Q

Thirteen weeks ended September 26, 2026
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$342,791	$69,843	$—	$412,634
Canada	—	—	40,677	40,677
Mexico	4,177	—	—	4,177
Consolidated	$346,968	$69,843	$40,677	$457,488

Thirteen weeks ended September 27, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$324,924	$58,573	$—	$383,497
Canada	—	—	37,244	37,244
Mexico	4,198	—	—	4,198
Consolidated	$329,122	$58,573	$37,244	$424,939

Thirty-nine weeks ended September 26, 2026
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$952,048	$187,520	$—	$1,139,568
Canada	—	—	117,950	117,950
Mexico	12,294	—	—	12,294
Consolidated	$964,342	$187,520	$117,950	$1,269,812

Thirty-nine weeks ended September 27, 2025
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$901,655	$167,003	$—	$1,068,658
Canada	—	—	107,027	107,027
Mexico	11,400	—	—	11,400
Consolidated	$913,055	$167,003	$107,027	$1,187,085
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

8 | September 26, 2026 Form 10-Q

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

4. ACQUISITIONS
Campbell Chain and Fittings
On April 3, 2026, the Company completed the acquisition of Campbell Chain and Fittings ("Campbell"), a widely recognized provider of industrial chain and chain-related products for a total purchase price of $2,961. Campbell adds US-based manufacturing and complements our existing chain business. The excess of the estimated fair value of net assets acquired over the estimated fair value of liabilities assumed was recorded as a preliminary gain on acquisition of $5,214, net of deferred taxes, an increase of $493 from prior quarter. Campbell has business operations throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.

The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of Campbell.

9 | September 26, 2026 Form 10-Q

April 3, 2026
Accounts receivable	$6,872
Inventory	8,480
Property and equipment	2,405
Total assets acquired	$17,757
Less:
Liabilities assumed	(7,844)
Deferred tax liability	(1,738)
Gain on acquisition, net of deferred taxes	(5,214)
Total purchase price	$2,961
Net sales and operating income from Campbell included in the Company's Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended September 26, 2026 were as follows:

	Thirteen weeks ended September 26, 2026	Thirty-nine weeks ended September 26, 2026
Net sales	$10,182	$20,959
Operating income	92	5,626
Pro forma financial information has not been presented for Campbell as the financial results of Campbell were insignificant to the financial results of the Company on a standalone basis.
Delaney Hardware
On April 10, 2026, the Company completed the acquisition of Delaney Hardware (“Delaney”), a U.S.-based supplier of door hardware and related products used in residential, multifamily, and commercial construction for a total purchase price of $4,761. Delaney has business operations in North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.
The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of Delaney.

April 10, 2026
Accounts receivable	$1,300
Inventory	5,017
Other current assets	152
Total assets acquired	$6,469
Less:
Liabilities assumed	(1,708)
Total purchase price	$4,761
Net sales and operating income from Delaney included in the Company's Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended September 26, 2026 were as follows:

	Thirteen weeks ended September 26, 2026	Thirty-nine weeks ended September 26, 2026
Net sales	$3,230	$6,174
Operating income	742	550
Pro forma financial information has not been presented for Delaney as the financial results of Delaney were insignificant to the financial results of the Company on a standalone basis.

10 | September 26, 2026 Form 10-Q

Kanebridge
On July 31, 2026, the Company entered into an Equity Purchase Agreement to acquire Kanebridge Corporation (n/k/a Kanebridge, LLC) ("Kanebridge"). The Company closed on the Kanebridge acquisition on August 28, 2026. Pursuant to the Purchase Agreement, the Company acquired all of the outstanding equity interests of Kanebridge for aggregate consideration of approximately $308,684, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. This acquisition expands Hillman's presence in the Industrial market. Kanebridge has business operations in North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.

The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of Kanebridge.

August 28, 2026
Cash	$1,903
Accounts receivable	6,890
Inventory	43,200
Other current assets	582
Operating lease right of use assets	9,176
Property and equipment	3,572
Goodwill	106,127
Other intangibles, Customer relationships	109,200
Other intangibles, Trade names	33,700
Other intangibles, Technology	15,500
Total assets acquired	$329,850
Less:
Operating lease, current and noncurrent	$(9,276)
Other liabilities assumed	(11,890)
Liabilities assumed	(21,166)
Total purchase price	$308,684
Net sales and operating income from Kanebridge included in the Company's Condensed Consolidated Statements of Comprehensive Income for the thirteen weeks ended September 26, 2026 were as follows:

Thirteen weeks ended September 26, 2026
Net sales	$6,589
Operating income	2,301
Pro forma financial information has not been presented for Kanebridge as the financial results of Kanebridge were insignificant to the financial results of the Company on a standalone basis.

11 | September 26, 2026 Form 10-Q

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 27, 2025				September 26, 2026
Hardware and Protective Solutions	$592,527	$106,127	$—	$65	$698,719
Robotics and Digital Solutions	210,356	—	—	—	210,356
Canada	27,864	—	—	(928)	26,936
Total	$830,747	$106,127	$—	$(863)	$936,011
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada, Hardware Solutions, and Protective Solutions reporting units.
Other intangibles, net, as of September 26, 2026 and December 27, 2025 consist of the following:

	Estimated Useful Life (Years)			September 26, 2026	December 27, 2025
Customer relationships	9	-	20	$1,065,192	$956,880
Trademarks - indefinite	Indefinite			85,083	85,274
Trademarks - other	2	-	19	63,249	29,549
Technology and patents	5	-	12	82,842	67,216
Intangible assets, gross				1,296,366	1,138,919
Less: Accumulated amortization				638,342	592,748
Other intangibles, net				$658,024	$546,171

The amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 26, 2026 was $15,649 and $46,148, and $15,265 and $45,937 for the thirteen and thirty-nine weeks ended September 27, 2025, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and thirty-nine weeks ended September 26, 2026, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.
6. COMMITMENTS AND CONTINGENCIES
Insurance Coverage
The Company self-insures its general liability including product liability, automotive and workers' compensation losses up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $4,125 recorded for such risks is adequate as of September 26, 2026.
As of September 26, 2026, the Company has provided certain vendors and insurers letters of credit aggregating to $5,350 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

12 | September 26, 2026 Form 10-Q

The Company self-insures group health claims up to an annual stop loss limit of $300 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $4,964 recorded for such risks is adequate as of September 26, 2026.
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
Litigation

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On April 15, 2026, Hillman filed a lawsuit in the U.S. Court of International Trade against the United States of America seeking a full refund of all IEEPA tariffs that Hillman has paid to the United States. We elected to apply a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid tariffs under which a gain will not be recognized until realized or realizable. Additionally, after the Supreme Court ruling in February, the U.S. administration almost immediately instituted new tariffs against most major trading partners under Section 122 of the Trade Act of 1974 at a rate of 10 percent for a period of up to 150 days. As the Section 122 tariffs expired, the administration announced new tariffs under Section 301 on imports from more than 80 countries, citing the U.S. prohibition on goods made with forced labor, with rates generally from 10 to 12.5 percent. Several 301 investigations remain open, which could produce further country-specific tariffs. We expect that the impact of these additional tariffs will partially offset any benefit of the IEEPA refunds that we will receive in the current year. Future adverse effects on our financial results could occur if tariff levels persist, continue to rise, or remain volatile. We continue to develop and implement mitigation strategies (such as price increases and sourcing changes, among others) and assess future implementation timelines, though there is no assurance that these efforts will be successful. Refunds associated with tariff costs that remain capitalized in inventory are reflected as a reduction to inventory on the accompanying Condensed Consolidated Balance Sheets and will benefit cost of sales as the related inventory is sold. Refunds associated with tariff costs previously recognized in earnings are reflected as a reduction to cost of sales (exclusive of depreciation and amortization) on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

We are involved in litigation arising in the normal course of business. In management’s opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

7. RELATED PARTY TRANSACTIONS
Sales to related parties, which are included in net sales, consist of the sale of excess inventory to Ollie's Bargain Outlet Holdings, Inc. ("Ollie's"). John Swygert, Executive Chairman of Ollie's since 2025, and before that President and Chief Executive Officer of Ollie's, is a member of our Board of Directors. Sales to related parties were $435 and $653 in the thirteen and thirty-nine weeks ended September 26, 2026 and were immaterial in the thirteen and thirty-nine weeks ended September 27, 2025.
In late 2024, the Company signed a contract with Ollie's to place Minute Key and Quick-Tag machines in select Ollie's locations. The Company paid royalty shares to Ollie's as a result of this agreement. The payments to related parties were immaterial in the thirteen and thirty-nine weeks ended September 26, 2026 and in the thirteen and thirty-nine weeks ended September 27, 2025.

13 | September 26, 2026 Form 10-Q

8. INCOME TAXES
ASC 740 requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and thirty-nine weeks ended September 26, 2026, the Company applied an estimated annual effective tax rate based on expected annual pre-tax income to the interim period pre-tax income to calculate the income tax expense.
For the thirteen and thirty-nine weeks ended September 26, 2026, the effective income tax rate was 37.4% and 29.5%, respectively. The Company recorded an income tax provision for the thirteen and thirty-nine weeks ended September 26, 2026 of $3,755 and $9,467, respectively. The difference between the expected statutory tax rate and the effective tax rate for the thirteen and thirty-nine weeks ended September 26, 2026 was the result of non-deductible expenses and state and foreign income taxes, partially offset by the non-taxable gain on the acquisition of Campbell Chain and Fittings. The increase in the effective tax rate during the quarter was primarily due to a decrease in forecasted pre-tax income, which increased the relative impact of non-deductible expenses and state and foreign income taxes on the estimated annual effective tax rate.
For the thirteen and thirty-nine weeks ended September 27, 2025, the effective income tax rate was 25.7% and 27.4%, respectively. The Company recorded an income tax provision for the thirteen and thirty-nine weeks ended September 27, 2025 of $8,020 and $14,579, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 27, 2025 was the result of certain non-deductible expenses and state and foreign income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The legislation included several provisions that impact the timing and magnitude of certain tax deductions, including, among others, making 100% bonus depreciation permanent, allowing for the expensing of domestic research costs, and modifying the business interest expense limitation calculation. These changes were incorporated into our income tax provision for the thirteen and thirty-nine weeks ended September 26, 2026. Although we do not expect the OBBBA to have a material impact on our effective tax rate, we do expect favorable changes to the timing of cash tax payments in the current fiscal year and future periods.

9. LONG-TERM DEBT
The following table summarizes the Company’s debt:

	September 26, 2026	December 27, 2025
Revolving loans	$9,000	$36,000
Senior Term Loan, due 2028	—	636,960
Senior Term Loan, due 2033	935,000	—
Finance lease & other obligations	23,718	20,090
	967,718	693,050
Unamortized discount on Senior Term Loan	(3,544)	(2,087)
Current portion of long-term debt and finance leases	(16,292)	(14,830)
Deferred financing fees	(7,370)	(7,796)
Total long-term debt, net	$940,512	$668,337
As of September 26, 2026, the Asset-Backed Loan ("ABL") Revolver had an outstanding balance of $9,000, and had outstanding letters of credit of $5,350. Certain portions of the ABL Revolver are separately available to the Company’s United States and Canadian subsidiaries. Canada has no outstanding borrowings and the United States has outstanding borrowings of $9,000. The Company has $308,030 of available borrowings under the revolving credit facility as a source of liquidity as of September 26, 2026 based on the customary ABL borrowing base and availability provisions.
Refinancing of Credit Facilities and Additional Term Loans
On July 22, 2026, the Company entered into a new Term Loan B and new asset based revolving credit facility consisting of a $735 million senior secured Term Loan B (the "New Term Loan"), maturing 2033 and a $375 million senior secured asset-based revolving credit facility (the "New ABL Facility”), maturing 2031. The net proceeds of

14 | September 26, 2026 Form 10-Q

the transaction were used to refinance the Company's existing Term Loan B due 2028, pay down the existing ABL facility due 2027, as well as pay down the related fees and expenses, and for general corporate purpose.
In connection with the completion of the acquisition of Kanebridge, on August 28, 2026, the Company entered into Amendment No. 1 (the “First Amendment”) to provide for an additional $200 million of senior secured Additional Term Loans, the proceeds of which were used, together with cash on hand and borrowings under the Company's existing revolving credit facility, to finance a portion of the consideration paid to acquire Kanebridge and to pay related fees and expenses. These Additional Term Loans were made on the same terms and maturity as the Company’s existing senior secured term loans maturing July 22, 2033. Following the effectiveness of the First Amendment, the aggregate principal amount outstanding under the Company's term loan facility was approximately $935 million.
The interest rate per annum applicable to the Term Loan outstanding is SOFR plus a margin of 2.00%, as well as a 1.00% margin for ABR Loans and a 1% prepayment premium for the New Term Loan to apply to Repricing Transactions that occur within six months after the effective date. In connection with the closing of the First Amendment and New Term Loan, the Company expensed $13,505 consisting of $1,488 of existing fees written off and $12,017 in new fees expensed. The Company capitalized an additional $3,751 primarily for the payment of upfront lender fees and original issue discount.
Prior Credit Facilities
On January 14, 2025, the Company entered into a Repricing Amendment (2025 Repricing Amendment) on its prior Senior Term Loan due July 14, 2028. The 2025 Repricing Amendment (i) reduced the interest rate per annum applicable to the Term Loan outstanding from SOFR plus a margin varying from 2.25% to 2.50% to SOFR plus a margin of 2.00%, as well as a 1.00% margin for ABR Loans and (ii) implemented a 1% prepayment premium for the existing Term Loan to apply to Repricing Transactions that occur within six months after the effective date of the 2025 Repricing Amendment. In connection with the closing of the 2025 Repricing Amendment, the Company expensed $906 of new fees in 2025.
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
The components of operating and finance lease costs for the thirteen and thirty-nine weeks ended September 26, 2026 and thirteen and thirty-nine weeks ended September 27, 2025 were as follows:

	Thirteen Weeks Ended September 26, 2026	Thirteen Weeks Ended September 27, 2025	Thirty-nine Weeks Ended September 26, 2026	Thirty-nine Weeks Ended September 27, 2025
Operating lease costs	$6,655	$5,921	$18,950	$17,275
Short term lease costs	1,563	774	3,563	2,079
Variable lease costs	70	367	1,724	1,653
Finance lease costs:
Amortization of right of use assets	1,755	1,536	4,950	4,216
Interest on lease liabilities	325	292	922	775
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $8,289 and $24,238 in the thirteen and thirty-nine weeks ended September 26, 2026, respectively, and $7,062 and $21,007 in the thirteen and thirty-nine weeks ended September 27, 2025, respectively. Rent expense includes operating lease

15 | September 26, 2026 Form 10-Q

costs as well as expenses for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles, and short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 26, 2026 and December 27, 2025:

	September 26, 2026		December 27, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.61	3.94	4.84	4.00
Weighted average discount rate	6.03%	5.53%	6.18%	5.82%
Supplemental balance sheet information related to the Company's finance leases was as follows as of September 26, 2026 and December 27, 2025:

	September 26, 2026	December 27, 2025
Finance lease assets, net, included in property plant and equipment	$22,981	$18,778

Current portion of long-term debt	6,682	5,599
Long-term debt, less current portion	16,738	13,619
Total principal payable on finance leases	$23,420	$19,218
Supplemental cash flow information related to the Company's operating and finance leases was as follows for the thirty-nine weeks ended September 26, 2026 and thirty-nine weeks ended September 27, 2025:

	Thirty-nine Weeks Ended September 26, 2026	Thirty-nine Weeks Ended September 27, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$19,186	$16,631
Operating cash outflow from finance leases	904	742
Financing cash outflow from finance leases	4,963	4,156
Maturities of our lease liabilities for all operating and finance leases are as follows as of September 26, 2026:

	Operating Leases	Finance Leases
Remaining 2026	$9,145	$2,726
2027	26,545	7,397
2028	24,189	6,333
2029	19,637	5,517
2030	14,066	3,799
Thereafter	50,068	823
Total future minimum rental commitments	143,650	26,595
Less - amounts representing interest	(31,908)	(3,175)
Present value of lease liabilities	$111,742	$23,420
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

16 | September 26, 2026 Form 10-Q

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
The following table presents information about our repurchases of common stock, all of which were completed through open market purchases (amounts in thousands):

	Thirteen weeks ended September 26, 2026	Thirty-nine weeks ended September 26, 2026
Total number of shares repurchased	(639)	(3,602)
Total cost of shares repurchased (1)	$(4,951)	$(28,351)

	Thirteen weeks ended September 27, 2025	Thirty-nine weeks ended September 27, 2025
Total number of shares repurchased	(326)	(326)
Total cost of shares repurchased (1)	$(3,165)	$(3,165)
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
Stock Rollforward
The following table presents a reconciliation of the number of shares of our common stock outstanding (amounts in thousands).

17 | September 26, 2026 Form 10-Q

	Common Stock (Shares)	Treasury Stock (Shares)	Total Net Shares Outstanding
Thirty-nine weeks ended September 26, 2026
Balance at December 27, 2025	197,857	(1,370)	196,487
Stock option activity, stock awards and employee stock purchase plan	1,089	—	1,089
Repurchases of common stock	—	(1,221)	(1,221)
Balance at March 28, 2026	198,946	(2,591)	196,355
Stock option activity, stock awards and employee stock purchase plan	190	—	190
Repurchases of common stock	—	(1,742)	(1,742)
Balance at June 27, 2026	199,136	(4,333)	194,803
Stock option activity, stock awards and employee stock purchase plan	194	—	194
Repurchases of common stock	—	(639)	(639)
Balance at September 26, 2026	199,330	(4,972)	194,358

Thirty-nine weeks ended September 27, 2025
Balance at December 28, 2024	196,706	—	196,706
Stock option activity, stock awards and employee stock purchase plan	675	—	675
Repurchases of common stock	—	—	—
Balance at March 29, 2025	197,381	—	197,381
Stock option activity, stock awards and employee stock purchase plan	184	—	184
Repurchases of common stock	—	—	—
Balance at June 28, 2025	197,565	—	197,565
Stock option activity, stock awards and employee stock purchase plan	193	—	193
Repurchases of common stock	—	(326)	(326)
Balance at September 27, 2025	197,758	(326)	197,432
Accumulated Other Comprehensive Income (Loss)
The following is detail of the changes in the Company's accumulated other comprehensive income (loss) from December 28, 2024 to September 26, 2026, including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (net of tax):

Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2024	$(41,656)
Other comprehensive income before reclassifications	5,842
Amounts reclassified from other comprehensive income	(2,052)
Net current period other comprehensive income (1)	3,790
Balance at December 27, 2025	(37,866)
Other comprehensive loss before reclassifications	(1,871)
Amounts reclassified from other comprehensive loss	94
Net current period other comprehensive loss (2)	(1,777)
Balance at September 26, 2026	(39,643)
1.During the year ended December 27, 2025, the Company deferred a loss of $1,956 and reclassified a gain of $2,052 including tax expense of $1,002 into other comprehensive income due to hedging activities. The amounts reclassified out of other comprehensive income were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.

18 | September 26, 2026 Form 10-Q

2.During the thirty-nine weeks ended September 26, 2026, the Company deferred a loss of $1,727, reclassified a loss of $94 and a tax benefit of $455 into other comprehensive loss due to hedging activities. The amounts reclassified out of other comprehensive loss were recorded as interest expense. See Note 14 - Derivatives and Hedging for additional information on the interest rate swaps.
12. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 14,523,510 shares of its common stock.
The 2014 Equity Incentive Plan did not have any stock compensation expense recognized in the thirteen and thirty-nine weeks ended September 26, 2026. Stock compensation expense of $73 was recognized in the thirty-nine weeks ended September 27, 2025, and there was not any expense recognized in the thirteen weeks ended September 27, 2025.
Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on Company stock price hurdles. During the nine months ended September 26, 2026, the Company modified certain stock option awards related to the 2014 Equity Incentive Plan. The modifications included an extension of the post-termination exercise period. The Company measured the modification charge as the difference between the fair value of the modified awards and the fair value of the original awards immediately prior to the modification. The incremental fair value associated with the modified awards during the nine months ended September 26, 2026 was not material.
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
The 2021 Equity Incentive Plan had stock compensation expense of $4,257 and $11,389 recognized in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 26, 2026 respectively, and $3,807 and $10,361 in the thirteen and thirty-nine weeks ended September 27, 2025, respectively.
Stock Options
The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The time-based stock option awards generally vest evenly over four years from the grant date and performance-based options vest based on specified targets such as Company performance and Company stock price hurdles. During the nine months ended September 26, 2026, the Company modified certain stock option awards related to the 2021 Equity Incentive Plan. The modifications included an extension of the post-termination exercise period. The Company measured the modification charge as the difference between the fair value of the modified awards and the fair value of the original awards immediately prior to the modification. The incremental fair value associated with the modified awards during the nine months ended September 26, 2026 was not material.
Restricted Stock Units

19 | September 26, 2026 Form 10-Q

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
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of the thirteen and thirty-nine weeks ended September 26, 2026 there was approximately $108 and $338 of compensation expense related to the ESPP recognized, respectively, and $97 and $305 for the thirteen and thirty-nine weeks ended September 27, 2025, respectively.
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

	Thirteen Weeks Ended September 26, 2026			Thirty-nine Weeks Ended September 26, 2026
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$6,291	194,826	0.03	$22,679	195,779	$0.12
Dilutive effect of stock options and awards	—	1,232	—	—	1,570	—
Net income per diluted common share	$6,291	196,058	0.03	$22,679	197,349	$0.11

	Thirteen Weeks Ended September 27, 2025			Thirty-nine Weeks Ended September 27, 2025
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$23,192	197,754	0.12	$38,707	197,544	$0.20
Dilutive effect of stock options and awards	—	2,095	—	—	1,910	—
Net income per diluted common share	$23,192	199,849	0.12	$38,707	199,454	$0.19
Stock options and awards outstanding totaling 8,618 and 7,250 were excluded from the computation for the thirteen and thirty-nine weeks ended September 26, 2026, respectively, and 3,033 and 5,862 for the thirteen and

20 | September 26, 2026 Form 10-Q

thirty-nine weeks ended September 27, 2025, respectively, as they would have had an antidilutive effect under the treasury stock method.
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
The following table summarizes the Company's derivative financial instruments:

	Asset Derivatives			Liability Derivatives
		As of September 26, 2026	As of December 27, 2025		As of September 26, 2026	As of December 27, 2025
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2024 Swap 1	Other current assets	148	—	Other non-current liabilities	—	(670)
2024 Swap 2	Other current assets	355	—	Other non-current liabilities	—	(589)
Total hedging instruments:		$503	$—		$—	$(1,259)
Foreign Currency Forward Contracts
As of September 26, 2026 the Company held no foreign currency forward contracts outstanding. As of December 27, 2025 the Company entered into foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.

21 | September 26, 2026 Form 10-Q

The total notional amount of contracts outstanding was C$1,551 and the total fair value of the foreign currency forward contracts was $1,504 as of December 27, 2025. The contracts were reported on the accompanying Condensed Consolidated Balance Sheets in other accrued expenses. The gain or loss recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the change in fair value during the thirteen and thirty-nine weeks ended September 26, 2026 and thirteen and thirty-nine weeks ended September 27, 2025 was immaterial.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of September 26, 2026
	Level 1	Level 2	Level 3	Total
Trading securities	$918	$—	$—	$918
Interest rate swaps	—	503	—	503
Contingent consideration payable	—	—	3,662	3,662

	As of December 27, 2025
	Level 1	Level 2	Level 3	Total
Trading securities	$847	$—	$—	$847
Interest rate swaps	—	(1,259)	—	(1,259)
Foreign exchange forward contracts	—	1,504	—	1,504
Contingent consideration payable	—	—	4,358	4,358
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as Other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of

22 | September 26, 2026 Form 10-Q

the swap contracts. As of September 26, 2026 and December 27, 2025, the Company's interest rate swaps were recorded on the accompanying Condensed Consolidated Balance Sheets in accordance with ASC 815.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of September 26, 2026, Hillman did not utilize any forward contracts, and as of December 27, 2025, the foreign exchange forward contracts were included in other accrued expenses on the accompanying Condensed Consolidated Balance Sheets.
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
The table below provides a summary of the changes in fair value of the Company’s contingent consideration (Level 3) for Resharp and Instafob as of September 26, 2026.

	Resharp		Instafob
	Other accrued expenses	Other non-current liabilities	Other accrued expenses	Other non-current liabilities	Total
Fair value as of December 27, 2025	$229	$4,071	$25	$33	$4,358
Fair value of cash consideration paid	(196)	—	(11)	—	(207)
Change in fair value of contingent consideration	267	(771)	4	11	(489)
Fair value as of September 26, 2026	$300	$3,300	$18	$44	$3,662
Cash, accounts receivable, short-term borrowings and accounts payable are reflected in the Condensed Consolidated Balance Sheets at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and term loan approximate the fair value at September 26, 2026 and December 27, 2025 as the interest rate is variable and approximates current market rates of debt based on observable market transactions with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 14 - Derivatives and Hedging.
16. SEGMENT REPORTING
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of September 26, 2026.
The segments are as follows:
•Hardware and Protective Solutions
•Robotics and Digital Solutions
•Canada
For a reconciliation of our segment sales by product category and geographic area, please see Note 2 - Summary of Significant Accounting Policies.
The tables below present net sales, significant segment expenses, and segment adjusted EBITDA for the reportable segments for the thirteen and thirty-nine weeks ended September 26, 2026 and thirteen and thirty-nine weeks

23 | September 26, 2026 Form 10-Q

ended September 27, 2025. See Note 2 - Summary of Significant Accounting Policies for a reconciliation of total reportable segments' revenues to consolidated revenues. Certain amounts in the prior year Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements were reclassified to conform to the current year’s presentation. This had no impact on the prior period's condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of cash flows, or condensed consolidated statements of stockholders' equity.

Hardware and Protective Solutions	Thirteen weeks ended September 26, 2026	Thirteen weeks ended September 27, 2025	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025
Net sales	$346,968	$329,122	$964,342	$913,055

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	187,574	168,753	548,618	496,921
Adjusted selling expense(1)	33,696	34,860	96,459	93,212
Adjusted warehouse expense (2)	42,294	37,643	118,102	110,369
Adjusted general and administrative expense(3)	21,104	22,356	56,216	57,621
Other segment items (4)	(863)	(330)	(1,418)	(707)
Segment adjusted EBITDA	$63,163	$65,840	$146,365	$155,639
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
4.Other segment items excludes the gain on the acquisition of Campbell Chain and Fittings, see Note 4 - Acquisitions.

Robotics and Digital Solutions	Thirteen weeks ended September 26, 2026	Thirteen weeks ended September 27, 2025	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025
Net sales	$69,843	$58,573	$187,520	$167,003

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	14,844	15,090	42,912	44,908
Adjusted selling expense(1)	26,783	17,584	67,689	50,506
Adjusted warehouse expense (2)	3,385	2,824	8,580	7,899
Adjusted general and administrative expense(3)	3,940	4,669	11,543	12,855
Other segment items(4)	35	16	112	135
Segment adjusted EBITDA	$20,856	$18,390	$56,684	$50,700
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
4.Other segment items excludes the gain or loss on the revaluation of our contingent consideration liability, see Note 15 - Fair Value Measurements.

24 | September 26, 2026 Form 10-Q

Canada	Thirteen weeks ended September 26, 2026	Thirteen weeks ended September 27, 2025	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025
Net sales	$40,677	$37,244	$117,950	$107,027

Significant segment expenses
Cost of sales (exclusive of depreciation and amortization)	22,785	21,535	69,331	62,627
Adjusted selling expense(1)	4,039	3,768	11,658	10,610
Adjusted warehouse expense (2)	5,950	5,965	16,916	16,643
Adjusted general and administrative expense(3)	1,769	1,979	5,225	5,621
Other segment items	—	201	481	85
Segment adjusted EBITDA	$6,134	$3,796	$14,339	$11,441
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

	Thirteen weeks ended September 26, 2026	Thirteen weeks ended September 27, 2025	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025
Hardware and Protective Solutions	$63,163	$65,840	$146,365	$155,639
Robotics and Digital Solutions	20,856	18,390	56,684	50,700
Canada	6,134	3,796	14,339	11,441
Total adjusted EBITDA	90,153	88,026	217,388	217,780
Interest expense, net	14,338	14,692	40,385	43,044
Depreciation	22,308	20,100	66,842	59,343
Amortization	15,649	15,265	46,148	45,937
Stock compensation expense	4,365	3,904	11,727	10,739
Restructuring and other costs	1,469	749	2,903	2,860
Litigation expense	—	1,950	—	1,950
Transaction and integration expense	8,610	87	4,221	215
Change in fair value of contingent consideration	(137)	67	(489)	(500)
Refinancing costs	13,505	—	13,505	906
Total adjusting items	80,107	56,814	185,242	164,494
Income before income taxes	$10,046	$31,212	$32,146	$53,286

25 | September 26, 2026 Form 10-Q

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
GENERAL
Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, Hillman Solutions Corp. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of $457.5 million in the thirteen weeks ended September 26, 2026 and $1,269.8 million in the thirty-nine weeks ended September 26, 2026. Hillman sells its products to hardware stores, home improvement centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, and Mexico. Product lines include thousands of small hardware parts such as fasteners and related items; threaded rod and metal shapes; keys and accessories; builder's hardware; personal protective equipment, such as gloves and eyewear; rope and chain; and identification

26 | September 26, 2026 Form 10-Q

items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
RECENT DEVELOPMENTS
Tariff Environment
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On April 15, 2026, Hillman filed a lawsuit in the U.S. Court of International Trade against the United States of America seeking a full refund of all IEEPA tariffs that Hillman has paid to the United States. We elected to apply a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid tariffs under which a gain will not be recognized until realized or realizable. Additionally, after the Supreme Court ruling in February, the U.S. administration almost immediately instituted new tariffs against most major trading partners under Section 122 of the Trade Act of 1974 at a rate of 10 percent for a period of up to 150 days. As the Section 122 tariffs expired, the administration announced new tariffs under Section 301 on imports from more than 80 countries, citing the U.S. prohibition on goods made with forced labor, with rates generally from 10 to 12.5 percent. Several 301 investigations remain open, which could produce further country-specific tariffs. We expect that the impact of these additional tariffs will partially offset any benefit of the IEEPA refunds that we will receive in the current year. Future adverse effects on our financial results could occur if tariff levels persist, continue to rise, or remain volatile. We continue to develop and implement mitigation strategies (such as price increases and sourcing changes, among others) and assess future implementation timelines, though there is no assurance that these efforts will be successful.
Acquisition of Campbell Chain and Fittings
On April 3, 2026, the Company completed the acquisition of Campbell Chain and Fittings ("Campbell"), a widely recognized provider of industrial chain and chain-related products for a total purchase price of $3.0 million. Campbell adds US-based manufacturing and complements our existing chain business.
Acquisition of Delaney Hardware
On April 10, 2026, the Company completed the acquisition of Delaney Hardware (“Delaney”), a U.S.-based supplier of door hardware and related products used in residential, multifamily, and commercial construction for a total purchase price of $4.8 million. Delaney has business operations in North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.
Acquisition of Kanebridge Corporation
On July 31, 2026, the Company entered into an Equity Purchase Agreement to acquire Kanebridge Corporation (n/k/a Kanebridge, LLC) ("Kanebridge"), a leading master distributor of industrial fasteners, for aggregate consideration of approximately $308.7 million. The Company closed on the Kanebridge acquisition on August 28, 2026. Kanebridge has business operations in North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.
Refinancing of Credit Facilities and Additional Term Loans
On July 22, 2026, the Company entered into a new Term Loan B and new asset based revolving credit facility consisting of a $735 million senior secured Term Loan B (the "New Term Loan") and a $375 million senior secured asset-based revolving credit facility (the "New ABL Facility”). The net proceeds of the transaction were used to refinance the Company's existing Term Loan B due 2028, pay down the existing ABL facility due 2027, as well as pay down the related fees and expenses, and for general corporate purpose.
In connection with the completion of the acquisition of Kanebridge, on August 28, 2026, the Company entered into Amendment No. 1 (the “First Amendment”) to provide for an additional $200 million of senior secured term loans, the proceeds of which were used, together with cash on hand and borrowings under the Company's existing revolving credit facility, to finance a portion of the consideration paid to acquire Kanebridge and to pay related fees and expenses.

27 | September 26, 2026 Form 10-Q

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
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers, particularly those located in China and Taiwan, because we purchase a majority of our products for resale from multiple vendors located in these countries. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the CNY by approximately 4.2% in the thirty-nine weeks ended September 26, 2026, declined by 4.0% in 2025, and increased by 2.8% in 2024. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 1.3% in the thirty-nine weeks ended September 26, 2026, declined by 4.2% in 2025, and increased by 7.1% in 2024.
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars, while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 3.4% in the thirty-nine weeks ended September 26, 2026, declined by 5.2% in 2025, and increased by 9.0% in 2024.
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
We import products, which are subject to customs requirements and to tariffs and quotas set by governments, through mutual agreements and bilateral actions. The historical U.S. tariffs on steel and aluminum and other imported goods have increased our product costs and required us to increase prices on the affected products. Current uncertainties about increases in tariffs of imported products from countries may have an adverse effect on our results (see Recent Developments - Tariff Environment of Item 2 - Management’s Discussion and Analysis above).

Thirteen weeks ended September 26, 2026 vs the Thirteen weeks ended September 27, 2025
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirteen weeks ended September 26, 2026 were $457.5 million compared to net sales of $424.9 million for the thirteen weeks ended September 27, 2025, an increase of approximately $32.5 million or 7.7%.

28 | September 26, 2026 Form 10-Q

•Net income for the thirteen weeks ended September 26, 2026 was $6.3 million, or $0.03 per diluted share, compared to net income of $23.2 million, or $0.12 per diluted share for the thirteen weeks ended September 27, 2025.
•Adjusted EBITDA(1) totaled $90.2 million versus $88.0 million in the thirteen weeks ended September 26, 2026 and in the thirteen weeks ended September 27, 2025, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended September 26, 2026 and the thirteen weeks ended September 27, 2025.

	Thirteen weeks ended September 26, 2026		Thirteen weeks ended September 27, 2025
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$457,488	100.0%	$424,939	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	225,203	49.2	205,378	48.3
Selling, warehouse, general and administrative expenses	157,896	34.5	138,342	32.6
Depreciation	22,308	4.9	20,100	4.7
Amortization	15,649	3.4	15,265	3.6
Other income, net	(1,457)	(0.3)	(50)	—
Income from operations	37,889	8.3	45,904	10.8
Interest expense, net	14,338	3.1	14,692	3.5
Refinancing costs	13,505	3.0	—	—
Income before income taxes	10,046	2.2	31,212	7.3
Income tax expense	3,755	0.8	8,020	1.9
Net income	$6,291	1.4%	$23,192	5.5%

Adjusted EBITDA(1)	$90,153	19.7%	$88,026	20.7%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales by Segment

	Thirteen weeks ended September 26, 2026	% of Net Sales	Thirteen weeks ended September 27, 2025	% of Net Sales	$ Change	% Change
Hardware and Protective Solutions	$346,968	75.8%	$329,122	77.5%	$17,846	5.4%
Robotics and Digital Solutions	69,843	15.3	58,573	13.8	11,270	19.2
Canada	40,677	8.9	37,244	8.8	3,433	9.2
Consolidated	$457,488		$424,939		$32,549	7.7%
We evaluate our net sales growth by measuring changes from new business wins (e.g. new customers, new product lines, or new categories at existing customers), mergers and acquisitions, and core performance of the existing business. We define core performance as the impact of the following factors on our existing base of business: market volume growth, change in customer footprint, product category management, price increases

29 | September 26, 2026 Form 10-Q

and/or decreases, and the impact of foreign currency exchange. During the quarter, our business was impacted by macroeconomic influences like economic uncertainty and concerns over housing affordability resulting from the combined pressure of high home prices and elevated interest rates, both of which we believe impact existing home sales and repair and remodel spending on the home. During the third quarter of 2026, net sales increased by $32.5 million or 7.7%, and drivers of the increase are detailed below.
Our Hardware and Protective Solutions' segment increased by $17.8 million, or 5.4%. Primarily driving the increase was a 6.1% or $20.0 million increase in net sales related to the Delaney, Campbell, and Kanebridge acquisitions along with a 1.7% increase in new business wins. Offsetting the increase in sales was a decrease of 2.3% in core performance. Our decrease in core performance was impacted by a mid single digit decrease in volume offset by a low single digit increase from pricing.
Our Robotics and Digital Solutions' segment increased by $11.3 million, or 19.2%. Primarily driving the increase was 18.8% in new business wins and a 0.4% increase in core performance. Core performance within RDS was positively impacted by a low double digit impact of price increases which was partially offset by a low double digit decrease in volume.
Lastly, our Canada segment increased by $3.4 million, or 9.2%. Primarily driving the increase was 8.3% in new business wins along with an increase of core performance of 0.9%. Our core performance was impacted by mid single digit price increases offset by low single digit impacts of an unfavorable foreign exchange rate impact and decrease in market volumes.
Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Thirteen weeks ended September 26, 2026	% of Segment Net Sales	Thirteen weeks ended September 27, 2025	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$187,574	54.1%	$168,753	51.3%	$18,821	11.2%
Robotics and Digital Solutions	14,844	21.3	15,090	25.8	(246)	(1.6)
Canada	22,785	56.0	21,535	57.8	1,250	5.8
Consolidated	$225,203	49.2%	$205,378	48.3%	$19,825	9.7%
Hardware and Protective Solutions' cost of sales as a percentage of net sales increased primarily due to increased tariff costs and product costs.
Robotics and Digital Solutions' cost of sales as a percentage of net sales decreased due to our price increases and sales mix.
Canada's cost of sales as a percentage of net sales decreased primarily due to decreased product and shipping costs.
Selling, Warehouse, General and Administrative Expenses
The following table summarizes selling, warehouse, general and administrative expense ("SG&A") by segment:

	Thirteen weeks ended September 26, 2026	% of Segment Net Sales	Thirteen weeks ended September 27, 2025	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$111,262	32.1%	$99,758	30.3%	$11,504	11.5%
Robotics and Digital Solutions	34,479	49.4	25,669	43.8	8,810	34.3
Canada	12,155	29.9	12,915	34.7	(760)	(5.9)
Consolidated	$157,896	34.5%	$138,342	32.6%	$19,554	14.1%
Hardware and Protective Solutions' SG&A increased due to the following:
•General and administrative (“G&A”) expense increased $7.1 million primarily due to acquisition and integration costs associated with the Kanebridge acquisition.

30 | September 26, 2026 Form 10-Q

•Warehouse expense increased $4.7 million primarily due to a $2.1 million increase related to warehouse costs associated with the acquisitions of Campbell, Delaney and Kanebridge in addition to increased compensation and freight costs in our core business.
•Selling expense was comparable to prior year.
Robotics and Digital Solutions' SG&A increased due to the following:
•Selling expense increased $9.2 million primarily due to increased variable selling expenses due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•Warehouse expense increased $0.6 million primarily due to increased freight and shipping costs.
•G&A expense decreased $0.9 million primarily due to reduced variable compensation.
Canada's SG&A was comparable to prior year.
Other Operating Expenses
Depreciation expense increased $2.2 million due to capital spend on merchandising racks and key duplication kiosks.
Amortization expense in the thirteen weeks ended September 26, 2026 increased $0.4 million primarily due to the additional amortization of intangible assets related to the Kanebridge acquisition.
In the thirteen weeks ended September 26, 2026, other income (expense) increased by $1.4 million consisting primarily of a $0.8 million gain in rebate income along with a $0.5 million gain on the acquisition of Campbell Chain and Fittings (see Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information) and a $0.1 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information).
In the thirteen weeks ended September 27, 2025, other income (expense) consisted primarily of exchange rate losses of $0.2 million and a $0.1 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob. In addition, we recorded income related to certain rebates received of $0.3 million.
Income from Operations

	Thirteen weeks ended September 26, 2026	Thirteen weeks ended September 27, 2025	$ Change	% Change
Hardware and Protective Solutions	$25,943	$38,935	$(12,992)	(33.4)%
Robotics and Digital Solutions	7,437	5,626	1,811	32.2
Canada	4,509	1,343	3,166	235.7
Total segment income from operations	$37,889	$45,904	$(8,015)	(17.5)%
Income from operations in our Hardware and Protective Solutions segment decreased $13.0 million due to the changes in net sales, cost of sales, SG&A expenses, and other income described above in addition to an increase in depreciation expense of $0.8 million due to capital spend on merchandising racks and amortization of $0.8 million due to the Kanebridge acquisition.
Income from operations in our Robotics and Digital Solutions segment increased $1.8 million. The $1.8 million increase is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, partially offset by an increase in depreciation expense of $1.5 million due to capital spend on key duplication kiosks and machines. Additionally, we saw an increase of $0.2 million in other income driven by the changes in revaluation of the contingent consideration described above.
Canada's income from operations increased by $3.2 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above partially offset by the change in exchange rate gains of $0.2 million in the thirteen weeks ended September 26, 2026.
Interest expense, net, decreased $0.4 million in the thirteen weeks ended September 26, 2026. Our interest expense was lower compared to prior year quarter due to lower interest rates, the timing of the refinancing, and the lower outstanding debt in the first half of the third quarter prior to our acquisition of Kanebridge (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).

31 | September 26, 2026 Form 10-Q

Income Taxes
For the thirteen weeks ended September 26, 2026 and thirteen weeks ended September 27, 2025, the effective income tax rate was 37.4% and 25.7%, respectively. The Company recorded an income tax provision for the thirteen weeks ended September 26, 2026 of $3.8 million on pre-tax income of $10.0 million, and an income tax provision for the thirteen weeks ended September 27, 2025 of $8.0 million based on a pre-tax income of $31.2 million.
The Company applies an estimated annual effective tax rate (“AETR”) to year-to-date ordinary income in each interim period. In 2026, the effective tax rate differed from the U.S. federal statutory rate mainly due to non-deductible expenses and state and foreign income taxes, partially offset by the non-taxable gain on the acquisition of Campbell Chain and Fittings. The increase in the effective tax rate compared to the prior year period was primarily due to lower forecasted annual pre-tax income, which increased the relative impact of non-deductible expenses and state and foreign income taxes on the AETR.
In 2025, the effective tax rate differed from the U.S. federal statutory tax rate mainly due to state and foreign income taxes and non-deductible expenses. See Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.
See Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.

Thirty-nine weeks ended September 26, 2026 vs the Thirty-nine weeks ended September 27, 2025
FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales for the thirty-nine weeks ended September 26, 2026 were $1,269.8 million compared to $1,187.1 million for the thirty-nine weeks ended September 27, 2025, an increase of approximately $82.7 million or 7.0%.
•Net income for the thirty-nine weeks ended September 26, 2026 was $22.7 million, or $0.11 per diluted share, compared to net income of $38.7 million, or $0.19 per diluted share for the thirty-nine weeks ended September 27, 2025.
•Adjusted EBITDA(1) totaled $217.4 million versus $217.8 million in the thirty-nine weeks ended September 26, 2026 and in the thirty-nine weeks ended September 27, 2025, respectively.
RESULTS OF OPERATIONS
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirty-nine weeks ended September 26, 2026 and the thirty-nine weeks ended September 27, 2025.

32 | September 26, 2026 Form 10-Q

	Thirty-nine weeks ended September 26, 2026		Thirty-nine weeks ended September 27, 2025
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,269,812	100.0%	$1,187,085	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	660,861	52.0	604,456	50.9
Selling, warehouse, general and administrative expenses	416,450	32.8	381,101	32.1
Depreciation	66,842	5.3	59,343	5.0
Amortization	46,148	3.6	45,937	3.9
Other income, net	(6,525)	(0.5)	(988)	(0.1)
Income from operations	86,036	6.8	97,236	8.2
Interest expense, net	40,385	3.2	43,044	3.6
Refinancing charges	13,505	1.1	906	0.1
Income before income taxes	32,146	2.5	53,286	4.5
Income tax expense	9,467	0.7	14,579	1.2
Net income	$22,679	1.8%	$38,707	3.3%

Adjusted EBITDA(1)	$217,388	17.1%	$217,780	18.3%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Net Sales by Segment

	Thirty-nine weeks ended September 26, 2026		Thirty-nine weeks ended September 27, 2025		$ Change	% Change
Hardware and Protective Solutions	$964,342	75.9%	$913,055	76.9%	$51,287	5.6%
Robotics and Digital Solutions	187,520	14.8	167,003	14.1	20,517	12.3
Canada	117,950	9.3	107,027	9.0	10,923	10.2
Consolidated	$1,269,812		$1,187,085		$82,727	7.0%

The increase in total net sales during the thirty-nine weeks ended September 26, 2026 was primarily driven by the factors described below:
Hardware and Protective Solutions' net sales increased by $51.3 million or 5.6% in the thirty-nine weeks ended September 26, 2026. Primarily driving the increase was a 3.7% increase in net sales related to the Delaney, Campbell and Kanebridge acquisitions of $33.7 million along with a 1.8% increase in new business wins including a 0.1% increase in core performance. Our increase in core performance was impacted by a high single digit increase from price partially offset by a high single digit decrease in volume.
Robotics and Digital Solutions' net sales in the thirty-nine weeks ended September 26, 2026 increased by $20.5 million or 12.3%. Primarily driving the increase was a 14.1% increase in new business wins partially offset by a 1.9% decrease in core performance. Core performance within RDS was positively impacted by low-double digit price increases which were more than offset by low double digit volume decreases.
Lastly, our Canada net sales increased by $10.9 million or 10.2%. Primarily driving the increase was 12.1% in new business wins offset by a 1.9% decrease in core performance. Canada's core performance was negatively impacted by the impact of foreign exchange. The impact of price and volume were immaterial in the thirty-nine weeks ended September 26, 2026.

33 | September 26, 2026 Form 10-Q

Cost of Sales (excluding depreciation and amortization)
The following table summarizes cost of sales by segment:

	Thirty-nine weeks ended September 26, 2026	% of Segment Net Sales	Thirty-nine weeks ended September 27, 2025	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$548,618	56.9%	$496,921	54.4%	$51,697	10.4%
Robotics and Digital Solutions	42,912	22.9	44,908	26.9	(1,996)	(4.4)
Canada	69,331	58.8	62,627	58.5	6,704	10.7
Consolidated	$660,861	52.0%	$604,456	50.9%	$56,405	9.3%
Hardware and Protective Solutions' cost of sales as a percentage of net sales increased primarily due to increased tariff costs and product costs.
Robotics and Digital Solutions' cost of sales as a percentage of net sales decreased primarily due to our price increases and sales mix.
Canada's cost of sales as a percentage of net sales increased primarily due to higher tariffs implemented on steel products.
Selling, Warehouse, General and Administrative Expenses
The following table summarizes selling, warehouse, general and administrative expense ("SG&A") by segment:

	Thirty-nine weeks ended September 26, 2026	% of Segment Net Sales	Thirty-nine weeks ended September 27, 2025	% of Segment Net Sales	$ Change	% Change
Hardware and Protective Solutions	$292,959	30.4%	$274,248	30.0%	$18,711	6.8%
Robotics and Digital Solutions	88,839	47.4	72,371	43.3	16,468	22.8
Canada	34,652	29.4	34,482	32.2	170	0.5
Consolidated	$416,450	32.8%	$381,101	32.1%	$35,349	9.3%
Hardware and Protective Solutions' SG&A increased due to the following:
•Warehouse expense increased $7.6 million primarily due to a $4.5 million increase related to warehouse costs associated with the acquisitions of Campbell, Delaney and Kanebridge along with increased compensation and freight costs.
•General and administrative (“G&A”) expense increased $7.0 million primarily due to acquisition and integration costs associated with the Kanebridge, Delaney, and Campbell acquisitions along with increased compensation and benefit expenses along with an increased investment into information technology.
•Selling expense increased by $4.1 million primarily due to expenses associated with our pro growth strategy and other initiatives along with a $1.4 million increase related to increased selling costs associated with the acquisitions of Campbell, Delaney and Kanebridge.
Robotics and Digital Solutions' SG&A increased due to the following:
•Selling expense increased by $17.2 million primarily due to the shift from full-service keys to self-service keys, which have a higher variable selling cost.
•Warehouse expense increased $0.6 million due to inflation in labor and shipping costs.
•G&A expense decreased $1.4 million due to reduced compensation and benefit expense.
Canada's SG&A increased due to the following:
•Selling expense increased by $1.3 million primarily due to increased variable selling expenses.
•G&A expense decreased $1.3 million primarily driven by lower severance costs associated with restructuring activities in 2025.

34 | September 26, 2026 Form 10-Q

•Warehouse expense was comparable to prior year.
Other Operating Expenses
Depreciation expense increased $7.5 million due to capital spend on merchandising racks along with key duplication kiosks.
Amortization expense in the thirty-nine weeks ended September 26, 2026 increased by $0.2 million primarily due to the additional amortization of intangible assets related to the Kanebridge acquisition.
In the thirty-nine weeks ended September 26, 2026, other income (expense) increased by $5.5 million consisting primarily of a $5.2 million gain on the acquisition of Campbell Chain and Fittings (see Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information) along with a $0.5 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 15 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In addition, we recorded income related to certain rebates received of $1.5 million along with exchange rate losses of $0.6 million in the thirty-nine weeks ended September 26, 2026.
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
Income from Operations

	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025	$ Change	% Change
Hardware and Protective Solutions	$60,286	$76,077	$(15,791)	(20.8)%
Robotics and Digital Solutions	15,950	14,991	959	6.4
Canada	9,800	6,168	3,632	58.9
Total segment income from operations	$86,036	$97,236	$(11,200)	(11.5)%
Income from operations in our Hardware and Protective Solutions segment decreased $15.8 million due to the changes in net sales, cost of sales, SG&A expenses, and other income described above in addition to an increase in depreciation expense of $2.1 million due to capital spend on merchandising racks and an increase of $0.5 million due to the additional amortization of intangible assets related to the Kanebridge acquisition.
Income from operations in our Robotics and Digital Solutions segment increased $1.0 million. The $1.0 million increase is primarily due to the changes in net sales, cost of sales, and SG&A expenses described above, partially offset by an increase in depreciation expense of $5.3 million due to capital spend on key duplication kiosks and machines. The changes in the revaluation of the contingent consideration were comparable to prior year.
Canada's income from operations increased by $3.6 million primarily due to the changes in net sales, cost of sales and SG&A expenses described above offset by the change in exchange rate losses of $0.4 million in the thirty-nine weeks ended September 26, 2026.
Interest expense, net, decreased $2.7 million in the thirty-nine weeks ended September 26, 2026. Our interest expense was lower compared to prior year due to lower interest rates, the timing of the refinancing, and the lower outstanding debt in the first half of the third quarter prior to our acquisition of Kanebridge (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).
Income Taxes
For the thirty-nine weeks ended September 26, 2026 and thirty-nine weeks ended September 27, 2025, the effective income tax rate was 29.5% and 27.4%, respectively. The Company recorded an income tax provision for the thirty-nine weeks ended September 26, 2026 of $9.5 million on pre-tax income of $32.1 million, and an income tax provision for the thirty-nine weeks ended September 27, 2025 of $14.6 million based on a pre-tax income of $53.3 million.
In 2026, the effective tax rate differed from the U.S. federal statutory rate mainly due to non-deductible expenses and state and foreign income taxes, partially offset by the non-taxable gain on the acquisition of Campbell Chain and Fittings. The increase in the effective tax rate compared to the prior year period was primarily due to lower

35 | September 26, 2026 Form 10-Q

forecasted annual pre-tax income, which increased the relative impact of non-deductible expenses and state and foreign income taxes on the AETR.
In 2025, the effective tax rate differed from the U.S. federal statutory tax rate due to state and foreign income taxes and non-deductible expenses. See Note 8 - Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.
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
The following table presents a reconciliation of net income, the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

(dollars in thousands)	Thirteen Weeks Ended September 26, 2026	Thirteen Weeks Ended September 27, 2025	Thirty-nine Weeks Ended September 26, 2026	Thirty-nine Weeks Ended September 27, 2025
Net income	$6,291	$23,192	$22,679	$38,707
Income tax expense	3,755	8,020	9,467	14,579
Interest expense, net	14,338	14,692	40,385	43,044
Depreciation	22,308	20,100	66,842	59,343
Amortization	15,649	15,265	46,148	45,937
EBITDA	$62,341	$81,269	$185,521	$201,610

Stock compensation expense	4,365	3,904	11,727	10,739
Restructuring and other(1)	1,469	749	2,903	2,860
Litigation expense (2)	—	1,950	—	1,950
Transaction and integration expense (3)	8,610	87	4,221	215
Change in fair value of contingent consideration	(137)	67	(489)	(500)
Refinancing costs (4)	13,505	—	13,505	906
Adjusted EBITDA	$90,153	$88,026	$217,388	$217,780
(1)Includes consulting and other costs associated with severance related to our distribution center relocations and corporate restructuring activities.
(2)Litigation expense includes an accrual for the preliminary settlement of a California wage-hour class action / Private Attorneys General Act (PAGA) claim.
(3)Transaction and integration expense includes professional fees and other costs related to acquisition activity, including the acquisitions of Campbell Chain and Fittings and Delaney Hardware in the second quarter of 2026, and the Kanebridge acquisition in the third quarter of 2026. Also included is a $5,214 gain, net of deferred taxes, on the Campbell acquisition (see Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information).
(4)In July of 2026 we entered into a new Term Loan B consisting of a $735 million senior secured Term Loan B and new $375 million senior secured asset based revolving credit facility. In August of 2026, we entered into Amendment No. 1 to provide for an additional $200 million of senior secured term loans. In the first quarter of 2025, we entered into a Repricing Amendment (2025 Repricing Amendment) on our existing Senior Term Loan due July 14, 2028 (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information).

36 | September 26, 2026 Form 10-Q

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measure under GAAP, to segment Adjusted EBITDA for the periods presented.

Thirteen weeks ended September 26, 2026	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$25,943	$7,437	$4,509
Depreciation and amortization	23,544	13,185	1,228
Stock compensation expense	3,803	346	216
Restructuring and other	1,268	20	181
Transaction and integration expense	8,605	5	—
Change in fair value of contingent consideration	—	(137)	—
Adjusted EBITDA	$63,163	$20,856	$6,134

Thirteen weeks ended September 27, 2025	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$38,935	$5,626	$1,343
Depreciation and amortization	22,007	12,107	1,251
Stock compensation expense	3,010	405	489
Restructuring and other	24	12	713
Litigation expense	1,780	170	—
Transaction and integration expense	84	3	—
Change in fair value of contingent consideration	—	67	—
Adjusted EBITDA	$65,840	$18,390	$3,796

Thirty-nine weeks ended September 26, 2026	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$60,286	$15,950	$9,800
Depreciation and amortization	69,109	40,196	3,685
Stock compensation expense	10,218	896	613
Restructuring and other	2,536	126	241
Transaction and integration expense	4,216	5	—
Change in fair value of contingent consideration	—	(489)	—
Adjusted EBITDA	$146,365	$56,684	$14,339

Thirty-nine weeks ended September 27, 2025	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada
Operating income	$76,077	$14,991	$6,168
Depreciation and amortization	66,516	35,099	3,665
Stock compensation expense	8,929	856	954
Restructuring and other	2,129	77	654
Litigation expense	1,780	170	—
Transaction and integration expense	208	7	—
Change in fair value of contingent consideration	—	(500)	—
Adjusted EBITDA	$155,639	$50,700	$11,441

37 | September 26, 2026 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Our working capital position, which we define as current assets minus current liabilities, of $432.3 million as of September 26, 2026 represents an increase of $43.4 million from the December 27, 2025 level of $388.9 million. $43.3 million of the increase is related the acquisition of Kanebridge Corporation that occurred in August 2026, $6.6 million of the increase is related to the Campbell Chain and Fittings acquisition that incurred in April 2026 and $4.6 million of the increase is related to the Delaney Hardware acquisition that occurred in April 2026. The increase in working capital is offset by seasonality of the business and tariff costs. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, disruption and volatility in the global capital markets and economic uncertainties driven by increases in tariffs could impact our capital resources and liquidity in the future. We do expect the current tariff environment to increase our costs of products we import, which will increase our working capital position and unfavorably impact our future cash flows (see Recent Developments - Tariff Environment of Item 2 - Management’s Discussion and Analysis).
The following table presents the key categories of our condensed consolidated statements of cash flows:

	Thirty-nine weeks ended September 26, 2026	Thirty-nine weeks ended September 27, 2025	$ Change
Net cash provided by operating activities	$138,347	$74,289	$64,058
Net cash used for investing activities	(366,038)	(55,501)	(310,537)
Net cash provided by (used for) financing activities	235,601	(25,585)	261,186
Net increase (decrease) in cash and cash equivalents	7,802	(6,779)	14,581
Operating Cash Flows:
Net cash provided by operating activities for the thirty-nine weeks ended September 26, 2026 was favorably impacted by a reduction in inventory due to a focus on inventory management in order to balance supply chain in relationship with the recently enacted tariffs. Additionally, net cash used for operating activities was unfavorably impacted by increases in accounts receivable due to the seasonality of our business along with pricing actions taken with our customers in response to the cost increases. Finally, net cash provided by operating activities was unfavorably impacted by a decrease in accrued incentive compensation related to the payout of 2025 incentive compensation.
Net cash provided by operating activities for the thirty-nine weeks ended September 27, 2025 unfavorably impacted by increases in the costs of inventory due to the recently enacted tariffs. Increased accounts receivable also unfavorably impacted cash flows due to pricing actions we took with our customers in response to the tariff cost increases. Increased accounts payable driven by the tariff costs partially offset the inventory and receivables changes. Additionally, operating cash flow in the thirty-nine weeks ended September 27, 2025 was unfavorably impacted by increases in other assets due to our investment in cloud based information technology. Finally, net cash provided by operating activities was unfavorably impacted by a decrease in accrued incentive compensation related to the payout of 2024 incentive compensation.
Investing Cash Flows:
Capital Expenditures:
Cash of $51.4 million and $55.3 million was used in the thirty-nine weeks ended September 26, 2026 and thirty-nine weeks ended September 27, 2025, respectively, to invest in new key duplicating kiosks and merchandising racks.
Acquisitions:
Campbell Chain and Fittings
On April 3, 2026, the Company completed the acquisition of Campbell Chain and Fittings ("Campbell"), a widely recognized provider of industrial chain and chain-related products for a total purchase price of $3.0 million.
Delaney Hardware

38 | September 26, 2026 Form 10-Q

On April 10, 2026, the Company completed the acquisition of Delaney Hardware (“Delaney”), a U.S.-based supplier of door hardware and related products used in residential, multifamily, and commercial construction for a total purchase price of $4.8 million.
Kanebridge
On July 31, 2026, the Company entered into an Equity Purchase Agreement to acquire Kanebridge Corporation ("Kanebridge"). The Company closed the Kanebridge acquisition on August 28, 2026. Pursuant to the Purchase Agreement, the Company acquired all of the outstanding equity interests of Kanebridge for aggregate consideration of approximately $308.7 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses.
Financing Cash Flows:
2026 Refinancing activities
On July 22, 2026, the Company entered into a new $735 million Term Loan B and new $375 million asset based revolving credit facility. The net proceeds of the transaction were used to refinance the Company's existing Term Loan B due 2028, pay down the existing ABL facility due 2027, as well as related fees and expenses, and for general corporate purposes.
In August of 2026, we entered into an amendment No. 1 to the term loan credit agreement which provided an additional $200 million of incremental term loan funds to be used to finance the Kanebridge acquisition.
In connection with the closing of the First Amendment and New Term Loan (see Note 9 - Long-term Debt of the Notes to Condensed Consolidated Financial Statements for additional information), the Company incurred a loss of $13.5 million consisting of $1.5 million of existing fees written off and $12.0 million in new fees expensed. The Company capitalized an additional $3.8 million primarily for the payment of upfront lender fees and original issue discount.
ABL Revolver:
Our revolver draws, net of payments, used cash of $27.0 million in the thirty-nine weeks ended September 26, 2026, primarily used to fund acquisitions and capital expenditures.
Our revolver draws, net of payments, used cash of $13.0 million in the thirty-nine weeks ended September 27, 2025, primarily used to fund the additional tariff costs in the prior year.
Treasury Stock:
In the thirty-nine weeks ended September 26, 2026 and thirty-nine weeks ended September 27, 2025, the Company repurchased $28.4 million and $3.2 million of its common stock, respectively (see Note 11 - Equity and Accumulated Other Comprehensive Loss of the Notes to Consolidated Financial Statements for additional information).
Stock Option Exercises:
In the thirty-nine weeks ended September 26, 2026 and thirty-nine weeks ended September 27, 2025, the Company received $2.4 million and $1.2 million from the exercise of stock options, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Significant accounting policies and estimates are summarized in the Notes to the Condensed Consolidated Financial Statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these

39 | September 26, 2026 Form 10-Q

estimates and assumptions are reasonable based on the facts and circumstances as of September 26, 2026, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at September 26, 2026, after consideration of our SOFR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $15.2 million.
FOREIGN CURRENCY EXCHANGE
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $129.4 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of September 26, 2026. The foreign subsidiaries' net tangible assets were $79.1 million and the net intangible assets were $50.3 million as of September 26, 2026.
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

ITEM 4 - CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and

40 | September 26, 2026 Form 10-Q

procedures were effective, as of September 26, 2026, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company completed the acquisitions of Campbell Chain and Fittings ("Campbell") and Delaney Hardware (“Delaney”) in April 2026. The Company closed on the Kanebridge Corporation ("Kanebridge") acquisition in August, 2026. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Campbell, Delaney, or Kanebridge's internal control over financial reporting as of September 26, 2026.

41 | September 26, 2026 Form 10-Q

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2026, all of which were completed through open market purchases (shares in whole numbers, dollars in thousands):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)

June 27, 2026 - July 25, 2026	327,421	$8.01	4,660,048	$61,555
July 26, 2026 - August 22, 2026	96,000	$8.06	4,756,048	$60,781
August 23, 2026 - September 26, 2026	215,478	$7.22	4,971,526	$59,226
	638,899	$7.75	4,971,526
(1)On July 31, 2025, the Board of Directors of the Company authorized a share repurchase program of up to $100,000. The July 2025 authorization does not have a prescribed expiration date.
(2)Excludes excise taxes incurred on share repurchases.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. – OTHER INFORMATION

42 | September 26, 2026 Form 10-Q

Insider Adoption or Termination of Trading Arrangements
On September 9, 2026, Amanda Kitzberger, Chief Legal Officer & Secretary of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Kitzberger’s Rule 10b5-1 Trading Plan, which has a term extending through March 31, 2027, provides for the sale of up to 12,716 shares of common stock pursuant to the terms of the plan.

43 | September 26, 2026 Form 10-Q

ITEM 6. – EXHIBITS

a)	Exhibits, including those incorporated by reference.

10.1
Term Loan Credit Agreement, dated as of July 22, 2026, by and among The Hillman Companies, Inc., The Hillman Group, Inc., the financial institutions party thereto as Lenders, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2026).

10.2
Amendment No. 1, dated August 28, 2026, to that certain Term Loan Credit Agreement, dated as of July 22, 2026, by and among The Hillman Companies, Inc., The Hillman Group, Inc., the financial institutions party thereto as Lenders, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 3, 2026).

10.3
ABL Credit Agreement, dated as of July 22, 2026, by and among The Hillman Companies, Inc., The Hillman Group, Inc., The Hillman Group Canada ULC, the financial institutions party thereto as Lenders and Issuing Banks, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2026).

10.4
Equity Purchase Agreement, dated July 31, 2026, by and among Hillman Solutions Corp., the ROBERT J. WILLIAMS 2024 FAMILY TRUST, dated December 16, 2024, the CAROL ANN WILLIAMS 2024 FAMILY TRUST, dated December 16, 2024, the MCGRATH 2020 FAMILY TRUST, dated December 7, 2020, and the other parties thereto (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2026)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2026 filed with the Securities and Exchange Commission on November 3, 2026, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 26, 2026 and December 27, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 26, 2026 and the thirteen and thirty-nine weeks ended September 27, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 26, 2026 and the thirty-nine weeks ended September 27, 2025, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and thirty-nine weeks ended September 26, 2026 and the thirteen and thirty-nine weeks ended September 27, 2025, and (v) Notes to Condensed Consolidated Financial Statements.

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

44 | September 26, 2026 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HILLMAN SOLUTIONS CORP.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Principal Financial Officer}	(Principal Accounting Officer)
DATE: November 3, 2026

45 | September 26, 2026 Form 10-Q